Form 10-K405
period 2001-03-03
RIVERSTONE NETWORKS INC
filed 2001-06-01
CIK 1123028

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

  For the fiscal year ended March 3, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to
                        Commission File Number 0-32269

                           RIVERSTONE NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 95-4596178
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  identification no.)

           5200 Great America Parkway, Santa Clara, California 95054
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (408) 878-6500

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of May 29, 2001, 107,490,205 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated by reference:

  Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           No.
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    11
    Item 3.  Legal Proceedings..........................................    12
    Item 4.  Submission of Matters to a Vote of Security Holders........    12
    Item 4A. Executive Officers of the Registrant.......................    13

 PART II
                       Market for Registrant's Common Equity and Related
    Item 5.  Stockholder Matters........................................    14
    Item 6.  Selected Consolidated Financial Data.......................    15
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation...................................    17
                   Quantitative and Qualitative Disclosures about Market
    Item 7A. Risk.......................................................    36
    Item 8.  Consolidated Financial Statements and Supplementary Data...    38
    Item 9.  Change in and Disagreements with Accountants and Accounting
             and Financial Disclosure...................................    72

 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    72
    Item 11. Executive Compensation.....................................    72
    Item 12. Security Ownership of Beneficial Owners and Management.....    72
    Item 13. Certain Relationships and Related Transactions.............    72

 PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14. 8-K........................................................    72
             Signatures.................................................    75

                                    PART I

  In addition to historical information, this Annual Report on From 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Riverstone Networks, Inc. (the "Company" , "Riverstone", "us" or "we") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on From 10-Q to be filed by the Company in fiscal year 2002.

ITEM 1. Business

Overview

 Separation from Cabletron

  We are a majority-owned subsidiary of Cabletron Systems, Inc. ("Cabletron"), which as of March 3, 2001 owned approximately 86% of the outstanding shares of our common stock. This means that Cabletron is able to control many aspects of our business. Effective as of June 3, 2000, Cabletron transferred a substantial portion of Cabletron's operating assets and related liabilities to its subsidiaries: Riverstone, Aprisma Management Technologies, Inc. ("Aprisma"), Enterasys Networks, Inc. ("Enterasys") and GlobalNetwork Technology Services, Inc ("GNTS"). We have entered into agreements related to the separation of our business operations from Cabletron. These agreements generally provide for:

  . the transfer from Cabletron to us of assets and the assumption by us of liabilities relating to our business; and

  . arrangements governing tax sharing and commercial arrangements among Cabletron, Aprisma, Enterasys, GNTS and us and services that Cabletron will provide us.

  The terms of these agreements with Cabletron and its affiliates were established in the context of a parent-subsidiary relationship and may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. More information about the separation of our business operations from Cabletron and the related agreements is provided in Items 7 and 8 of this Report on Form 10-K.

  On March 28, 2001, Cabletron announced that it has received a private letter ruling from the Internal Revenue Service that the distribution of Cabletron's shares of our common stock to Cabletron's stockholders will be tax-free to Cabletron and its stockholders. The private letter ruling is subject to potential amendments and to compliance with representations made by Cabletron to the Internal Revenue Service. Cabletron will not be able to rely on the ruling if any of the representations or assumptions on which the ruling is based are, or become, incorrect or untrue in any material respect. On March 28, 2001 Cabletron also announced that it anticipated that, subject to prevailing market conditions and other factors, the distribution will be completed within four to seven months from the date of the announcement. Cabletron is not obligated to complete the distribution, and there can be no assurance that the distribution will occur. Cabletron will, in its sole discretion, determine the timing, structure and all terms of its distribution of our common stock that it owns.

Business

  We are a leading provider of Internet infrastructure equipment to service providers in the metropolitan area network. The metropolitan area network, or MAN, encompasses service providers, the Internet infrastructure connecting these service providers with their customers and the Internet backbone. Historically, end-users only required basic bandwidth and connectivity to the Internet. Today, the Internet is an integral part of communication and commerce, creating end-user demand for sophisticated business applications and services. Service providers are seeking to build networks with advanced capabilities to offer these services. Our routers and web switches contain bandwidth management and provisioning, accounting and billing, quality of service and content delivery capabilities that enable service providers to deliver advanced applications and differentiated services to their customers.

  Our customers include carriers, Internet service providers, content hosting providers, and metropolitan service providers. Our top customers by revenue for the period March 1, 2000 to March 3, 2001 were British Telecom, CAIS Internet, IntelliSpace, Interlan Communications, MCI Worldcom, Itochu Techno Science, Metricom, NetRail, Network Value Components, New Technologies & Telecommunications Investment, Saritel, Soliton Systems, Telecom Italia, Telia, Tellabs, Telseon, Terabeam, Terayon, Verizon and Vitts Networks. We sell and market our products primarily through our direct sales organization and value-added resellers. We have also entered into a non-exclusive strategic distribution agreement with Tellabs.

Our Solution

  We design and manufacture routers and switches that enable service providers to convert optical and electrical bandwidth into differentiated services for their customers. Our products deliver advanced service creation features such as bandwidth provisioning, traffic accounting, data classification and quality of service. Our products benefit customers in several ways:

 Network Availability, Reliability and Security

  Our products provide high levels of network availability and reliability, even under heavy network traffic conditions. We achieve this by combining our custom application specific integrated circuits, or ASICs, with our RapidOS software in a scalable, modular architecture. Our routers and switches are interoperable with a variety of products from other vendors. In collaboration with our customers, we have developed a testing environment that includes real world configurations, allowing us to deliver reliable products. Our products meet numerous regulatory requirements and our most advanced products are designed to be NEBS compliant. Our products also incorporate numerous security protocols for supporting virtual private networks and secure network access.

 Service Creation

  We have designed our products as platforms on which service providers can deliver sophisticated and differentiated services. The key service enablers that are embedded in our products are:

  Bandwidth Management. Our products offer advanced capabilities to manage bandwidth in real-time, without sacrificing network performance. Our products allow our customers to remotely set bandwidth limits from one kilobit to one gigabit and easily integrate with leading bandwidth management software.

  Provisioning. As customer and application bandwidth needs change, commands sent remotely to our products can instantly and inexpensively set-up, modify or terminate connections.

  Accounting and Billing. Our products support hardware-based accounting, allowing service providers to collect real-time customer billing information without affecting network performance. This allows service providers to create and offer advanced pricing structures tailored to their customers' needs by usage, by time-of-day and by location.

  Quality of Service. Our products separate traffic into multiple service classes based on end-user identity, application type, time-of-day and other attributes. Our quality of service features allow service providers to improve service quality by assigning priority to delay-sensitive or high-priority traffic such as voice or video.

  Content Delivery. To increase the speed of content delivery, our products offer network-wide capabilities to create the shortest and most reliable path between the end-user and the content. This is accomplished through advanced traffic management using a broad range of Internet routing protocols. Our products' layer 4 to 7 capabilities allow service providers to efficiently manage content distribution and access without compromising network performance.

 Flexible Service Delivery Platform

  We design our products to operate and adapt to the rapidly evolving demands of our customers' network infrastructure. Our open application programming interface allows our products to be easily integrated with customers' bandwidth management, provisioning, accounting and billing, quality of service and content delivery tools. Our Intelligent Service Router architecture scales with the needs of service providers. Additional line cards can be inserted into our modular chassis to increase bandwidth capacity. If bandwidth is exhausted in one chassis, service providers can link multiple chassis together to obtain additional capacity. Our RapidOS operating system can scale in the face of increasing Internet traffic while continuing to manage bandwidth, deliver routing throughput, and provide differentiated services. New technology interfaces and RapidOS upgrades can be added to in-service chassis without disrupting existing operations. The modular design of our products enables the rapid and easy addition of new services without requiring re-design of network architecture or replacement of existing infrastructure equipment.

  Our products support optical and electrical interfaces to ensure that services can be quickly provisioned across a broad range of media types. This means that service providers using our routers can rapidly offer services across almost any infrastructure. This broad range of support is delivered in a single chassis, eliminating the need to purchase multiple solutions or consume limited space.

 Cost-effective Infrastructure

  Our products allow service providers to start with a low initial capital expenditure while retaining the ability to add bandwidth as demand increases. Using our advanced provisioning capabilities, we believe service providers can reduce their operating costs by eliminating the need to send crews out into the field to provision service. Our products also offer high port density, which means our chassis occupy less space in expensive hosting facilities. Using our wide array of media interfaces, service providers have the flexibility to choose the most appropriate telecommunications medium to connect customers to their service.

Technology

  Our core technology consists of our Intelligent Service Router architecture, our RapidOS software operating system, and our ASICs. These key elements of our technology are incorporated into all of our switch router and web switch products. By internally developing and maintaining the critical components for our systems, we believe the performance and features of our systems are superior to those of systems based upon third-party general purpose components. Our modular system architecture, coupled with our core hardware and software, enable us to create new products and solutions by rapidly developing new interfaces, new features and new form factors or sizes.

  Intelligent Service Router Architecture. Our product architecture consists of ASIC-based packet forwarding engines distributed on each line card and a centrally located routing engine running our RapidOS operating system, connected together by high-performance ASIC-based switching devices. Our product architecture allows us to deliver the capacity, reliability and features that we believe are necessary to build and expand our customers' metropolitan networks.

  By distributing packet processing functions on ASICs located on each line card, rather than on a centrally located general purpose CPU, we are able to offer advanced functions while maintaining wirespeed performance. With this architecture, our products can increase bandwidth by adding line cards without degrading overall performance. Our RS38000 platform can handle up to 90 million packets per second when all of its line cards are installed.

  Programmable Hardware Architecture. Our line-card architecture, centered on a wire-speed, programmable packet-processing engine, enables service providers to implement new networking technologies as they are introduced in the market through field upgrades. The first line cards to implement the new architecture provide full Multi-Protocol Label Switching (MPLS) capabilities over a Gigabit Ethernet interface.

  RapidOS Operating System. RapidOS, our standards-based software, controls the features and functionality of our router platforms. We do not sell RapidOS on a stand alone basis. We have continued to improve RapidOS since its introduction in 1998 based upon feedback from a variety of service provider customers. RapidOS incorporates a set of service enabling capabilities to meet the demands of service providers, such as traffic engineering, bandwidth control, network traffic classification and network security. RapidOS's Internet Business Intelligence Gathering, or iBIG, feature allows service providers to collect traffic statistics and billing data in real time. RapidOS also supports all standard Internet class routing protocols, a complete set of industry standards-based layer 2 features and MPLS. RapidOS provides traffic load balancing and content management of electronic-commerce applications. Our RapidOS is also capable of delivering network level redundancy at layer 2 and layer 3.

  ASIC Technology. The switching devices and forwarding engines in our products use internally developed ASICs that are designed specifically for our Intelligent Service Router architecture. These ASICs implement service enabling features such as network traffic classification, accounting, security and bandwidth management. The ASICs are designed to facilitate the rapid implementation of various electrical and optical network interfaces that support transmission speeds from 1.5 megabits per second for a T1 line up to 10 gigabits per second for an optical carrier 192, or OC-192, line. We believe our control over the design and development of ASICs and the close interaction between our hardware and software teams have enabled us to achieve enhanced performance.

Riverstone Products

  We offer a wide variety of products to effectively address the broad metropolitan network needs for access, content delivery, aggregation and edge routing applications.

  RS38000 Metro Aggregation Router. The RS38000 is our intelligent edge router product. Intelligent edge routers aggregate and route network traffic at carrier and service provider facilities before it is routed to the Internet backbone. Intelligent edge routers are also used for aggregating and routing network traffic in co-location centers. The RS38000 is capable of aggregating traffic from a wide variety of network access technologies and is MPLS enabled. The RS38000 provides high performance, high port density and high reliability and has the capability to support OC-192 and 10 Gigabit Ethernet. It can provide up to 90 million data packets per second routing performance.

  RS8000/8600 Metro Service Routers. The RS8000 and RS8600 are our metro service router products. Metro service routers are used as the Internet access or network traffic aggregation platform where small form factor and low power consumption are required. Metro service routers must support a wide variety of interfaces and service-enabling features. These products aggregate the network traffic and pass it on to the intelligent edge router.

  The RS8000 and RS8600 are designed specifically to be service delivery platforms across both the optical and electrical segments of the metro network infrastructure. As an aggregation platform, the RS8000 and RS8600 offer high port density in a small form factor. As an access platform, the RS8000 and RS8600 are ideal for fiber optic cable connectivity in building backbones and data center in co-location facilities. The RS8000 and RS8600 are capable of aggregating traffic from a wide variety of access technologies. The RS8000 and RS8600 use the same line cards, thus offering maximum flexibility for upgrades.

  RS1000 and RS3000 Metro Access Routers. The RS1000 and RS3000 are our metro access routers with hardware routing capability. Metro access routers are used to connect end-users with metro aggregation facilities. Metro access routers must support traditional connectivity and advanced optical modules for Gigabit, ATM and Packet over SONET up-links.

  The RS1000 and RS3000 routers support traditional connectivity and advanced optical modules. The RS1000 and RS3000 products incorporate all the routing, switching, traffic engineering, accounting and security features of the rest of our router platform but in a smaller, lower cost platform. The RS1000 and RS3000 share the same line cards, thus offering maximum flexibility for upgrades.

  IA1100/1200 Web Switches. Web switching products are used for content balancing and web switching by content hosting providers. The IA1100 and IA1200 are our web switches that support local server load balancing, global site load balancing and web cache redirection functions. These web switch products support a full-featured set of layer 2, 3 and 4 switching and routing functions. They also support an extensive set of server testing to confirm that servers are performing properly--from low level physical connectivity to proper content presentation and database interaction.

 Wide Array of Supported Line Cards

  Our products include line cards that support all of the network technologies identified in this table. All line cards contain all of the service enabling features of Riverstone's Intelligent Service Router architecture.

                                   RS38000 RS8000/8600 RS1000/3000 IA1100/1200
                                   ------- ----------- ----------- -----------
10 Gigabit Ethernet...............     X
Packet over SONET OC-48c/STM-16...     X
Packet over SONET OC-12c/STM-4....     X         X
Packet over SONET OC-3c/STM-1.....     X         X           X
4 or 8 Gigabit WDM................     X
Gigabit GBIC-SX/LX/LLX............     X
  1000 Base-LH-70Km reach.........     X         X           X
  1000 Base-LX....................     X         X           X
  1000 Base-SX....................     X         X           X           X
1000 Base-T-copper GigE...........               X           X
ATM OC-12c........................     X         X
ATM OC-3c/DS3.....................               X           X
10/100 Base-TX....................     X         X           X           X
100 Base-FX.......................               X           X
Channelized T3 with CSU/DSU.......     X         X
High speed serial interconnect-
 HSSI.............................               X           X
Channelized T1 with CSU/DSU.......               X           X
Multi-rate serial WAN.............               X           X
Cable modem termination system-
 CMTS.............................               X

  A checkmark indicates that the line card is available now for the listed product.

Research and Development

  As of March 3, 2001, we employed 223 people in our engineering and research and development organization with the majority located in our Santa Clara, California corporate headquarters. We believe that our future success depends on our ability to continually enhance our existing products and develop new products. To achieve this goal, our research and development department is organized into three teams that work in parallel to develop successive generations of networking products. We have assembled a team of skilled engineers with extensive experience in the fields of high-speed microprocessor design, high-end computing, network system design, Internet routing protocols and embedded software. These individuals have been drawn from leading computer, data networking and telecommunications companies. The engineering team's collective experience ranges from building complex hardware and software, to delivering very large, highly integrated ASICs and scalable Internet software.

  We are using our fourth generation ASICs in our products. We are also developing additional network interfaces targeted to our customer demands and continuing to develop next generation technology to support the anticipated growth in network size and service requirements, such as 10 Gigabit Ethernet, OC-48 and OC-192. We continue to expand the functionality and scalability of our RapidOS including advanced MPLS implementations.

Customers

  Our customers primarily consist of carriers, Internet service providers, content hosting providers and metropolitan service providers. As of March 3, 2001, we had approximately 200 customers, the majority of which were ISPs and MSPs located in the United States and Europe. The following customers each accounted for at least $1 million in revenue for the year ended March 3, 2001:

British
 Telecommunications  NetRail                                          Tellabs
CAIS Internet        Network Value Components                         Telseon
IntelliSpace         New Technologies & Telecommunications Investment Terabeam
Interlan
 Communications      Saritel                                          Terayon
Itochu Techno
 Science             Soliton Systems                                  Verizon
MCI Worldcom         Telecom Italia                                   Vitts Network
Metricom             Telia

  For fiscal year 1999, Adelphia Communications accounted for 46% of our net revenue and Earthlink accounted for 20% of our net revenue. For fiscal year 2000, British Telecommunications accounted for 15% of our net revenue, Earthlink accounted for 14% of our net revenue, Metricom accounted for 12% of our net revenue and Vitts Networks accounted for 11% of our net revenue. For fiscal year 2001, Telseon accounted for 11% of our net revenue. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We do not have binding commitments from any of our customers, and if any of our large customers cancel, reduce or delay purchases, our revenue and profitability would be harmed.

Sales and Marketing

  We sell and market our products primarily through our direct sales organization, value-added resellers and original equipment manufacturers. As of March 3, 2001, we employed 169 people in our sales and marketing organizations.

 Sales

  North American Sales. Our North American direct sales force, which is divided into western and eastern regional operations, focuses on large service providers. Account managers work as a team with account-focused systems engineers to provide our customers with guidance and assistance on incorporating our products into their network. Our systems engineers also help in defining the features that are required for our products to be successful in specific applications. Our sales team maintains contact with key individuals who have service planning and infrastructure build-out responsibility within our customers' organizations.

  Value-added Resellers. We have complemented our direct sales effort in the United States with several highly focused value-added resellers. Our arrangements with value-added resellers typically have been non-exclusive and provide the value-added reseller with discounts based upon the volume of their orders.

  Strategic Relationships. To increase penetration into the cable operator market, we have established strategic distribution relationships with Tellabs Operations, Inc. and Terayon Communications Systems. We believe that both Tellabs and Terayon offer products that complement ours, and each has established customer relationships with cable operators and multiple system operators, or MSOs. Our agreement with Tellabs and Cabletron's agreement with Terayon, under which we operate, contain terms relating to the distribution, manufacture, marketing and development of products and allow Terayon and Tellabs to resell our products on a worldwide, non-exclusive basis with discounts tied to contractual minimum volume purchases. The Tellabs agreement has an initial term which, unless earlier terminated, expires on December 31, 2003 and is subject to annual renewals on specified conditions, and the initial term of the Terayon agreement, unless earlier terminated, expires on November 30, 2001. We intend to add and maintain a limited number of strategic distribution relationships, including with key original equipment manufacturers, or OEMs, who may offer products or distribution channels that complement ours.

  International Sales. Our international sales are made through a combination of direct and indirect sales efforts. Our European operation is headquartered in London, with sales offices in Belgium, France, Germany, Italy, Spain and Sweden. Our Asia Pacific operation is headquartered in Singapore with offices in China, Japan and Korea. Our indirect sales are made through various international network integrators including Telindus, CommVerge and ZTE Corporation.

 Marketing

  Our marketing objectives include building market awareness and acceptance of the Riverstone brand and our products, and creating qualified customer leads. Our marketing activities include participation in tradeshows and technical conferences, preparation of sales tools, business cases, competitive analyses and other marketing collateral and sales training. Our marketing activities also include the publication of press releases, new product information and educational articles in industry journals, maintenance of our website and direct marketing to prospective customers.

Service and Support

  We believe that a broad range of support services is critical to the development of long-term relationships with customers. We are committed to providing our customers with a high level of service and support through our internal organization and arrangements with third parties. As of March 3, 2001, we employed 16 people in our customer service and support organization, the majority of whom are located in our Santa Clara, California corporate headquarters.

  We deliver our support services to customers using a three-tier support model. Our first tier of support services is technical assistance through telephone support, which was historically provided to us by Cabletron and later Enterasys. We currently have an arrangement with Digital Equipment (India) to provide these first call support services to our customers. The outsourcing of this support allows us to maintain a small internal support group focused on complex customer problems. We internally provide field support services, our second tier of support services, to our customers when telephone support is not sufficient to address an issue. We are considering possible third party providers to enhance these services. If the first two tiers of our customer service and support team are unable to resolve an issue themselves, they obtain assistance from members of our engineering department who serve as the third level of the customer support team. We have established problem escalation guidelines to focus appropriate technical resources and management attention on customers' problems in a timely manner.

Manufacturing

  We have out-sourced our manufacturing activities to Flextronics
International and its affiliates. Flextronics manufactures our products in San Jose, California.

  Under our relationship with Flextronics, we design, specify and monitor all of the tests that are required to meet internal and external quality standards. Flextronics obtains materials, undertakes final assembly of prototype and production products, tests our products and ships them to our customers. Cabletron's agreement with Flextronics under which we operate has an initial term which ends on March 1, 2002, unless earlier terminated under the agreement, and continues for successive one year periods unless either party elects not to renew the agreement. This strategic relationship allows us to concentrate on further developing our offerings and eliminates the need to dedicate resources to manufacturing activities. This arrangement also allows us to adjust manufacturing volumes quickly to meet changes in demand.

  We design our ASICs and printed circuit boards and work closely with our partners on future component selection and design support. All materials used in our products are processed through a full qualification cycle and our sourcing is controlled by the use of an approved vendor listing. We perform extensive examinations of all printed circuit board assemblies, full functionality verifications, 24 hour burn-in and power-cycling at maximum and minimum configuration levels. Our ASICs are manufactured by NEC using its 0.35 micron process and Lucent using its 0.25 micron process. NEC and Lucent are responsible for all aspects of the production of our ASICs using our proprietary designs. We periodically evaluate these and other ASIC vendors to identify the best fit with our ASIC technology needs.

Competition

  There is significant competition in the market for network equipment. This market has historically been dominated by Cisco Systems. Other existing and potential competitors are numerous and include established companies such as Extreme Networks, Foundry Networks, Juniper Networks, Lucent, Nortel Networks and Siemens, and other smaller public and private companies. Several of these companies have been in business longer than us and have substantially greater financial, marketing and development resources than we have, which we believe may put us at a competitive disadvantage. Many of these competitors are in a better position than us to provide customers total network infrastructure solutions. Many of these competitors have announced plans to introduce or develop new products that are likely to compete with our product offerings. Future consolidation in our industry is a distinct possibility, and acquisitions by, or mergers among, our competitors could expand their product offerings and hasten their development of new technologies, providing them with a competitive advantage.

  Our customers include carriers and service providers in the metropolitan area network. We believe that the principal competitive factors in this market include product performance, reliability, security, expandability, features and cost-effectiveness. Our products provide:

  .high network reliability, security and performance;

  .the ability to allow carriers and service providers to offer differentiated services;

  .easy scalability and minimal network disruption;

  .interoperability with existing network designs and equipment vendors;

  .versatility of interfaces; and

  .cost-effective solutions for carriers and service providers.

We believe these capabilities, when combined with our exclusive focus on carriers and service providers in the MAN, provide us with a competitive advantage.

Intellectual Property

  Our ASICs are the key components in our router and web switch products. One of our ASIC families is manufactured by NEC and the other by Lucent. Each successive ASIC design has allowed faster network interfaces, greater service provider functionality and increased port density. Both we and Enterasys share the basic technology embedded in the ASICs manufactured by NEC. However, we do not share with Enterasys our later ASIC family manufactured by Lucent or our service provider specific network interfaces.

  Our Intelligent Service Router architecture requires an operating system that takes full advantage of the features in our ASICs system. While we also share with Enterasys some of the basic technologies of our operating system, we do not share with Enterasys enhancements and customizations of our RapidOS operating system to address specific needs of the service providers in the metropolitan area.

  To protect our intellectual property, we generally rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. As of March 3, 2001, we had 7 patents in the United States and 29 patents pending in the United States and abroad. Our RapidOS operating system is protected by United States and other trade secret and copyright laws. These legal protections provide only limited protection. Further, the market for Internet infrastructure solutions is subject to rapid technological change. While we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel than on these legal protections.

  Despite our efforts to protect our proprietary technology, we cannot assure you that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect our proprietary technology to as great an extent as do the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Any resulting litigation could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business and financial condition.

Employees

  As of March 3, 2001, we had 472 full-time employees, 223 of whom were engaged in engineering, research and development, 169 in sales and marketing, 28 in manufacturing, 16 in customer support and 36 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 2. Properties

  Our principal administrative, sales, marketing and research and development facilities are located in an approximately 129,200 square foot facility located in Santa Clara, California. Cabletron Systems Sales and Service, Inc. entered into a lease for this facility in January of 1999, and assigned this lease to us on August 28, 2000 following our separation from Cabletron. The initial term of the lease expires on February 28, 2006. Under our services agreement with Cabletron, approximately 35 of our employees, including engineers and sales personnel, occupy space at Cabletron's headquarters in Rochester, New Hampshire. Our services agreement with Cabletron also allows us to occupy space in Cabletron facilities in various other geographic locations, including Andover, Massachusetts; Atlanta, Georgia; Dallas, Texas; Denver, Colorado; New York, New York; Reading, United Kingdom and other international locations where principally sales and service personnel and engineers are based.

  The commercial real estate market in the San Francisco bay area is volatile and unpredictable in terms of available space, rental fees, occupancy rates and preferred locations. We cannot be certain that additional space will be available when we require it, or that it will be affordable or in a preferred location.

ITEM 3. Legal Proceedings

  A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States district court for the district of New Hampshire and, following transfer, is pending in the district of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron's revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by order dated December 23, 1998, the district court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. The plaintiffs served a second consolidated class action complaint, and Cabletron has filed a motion to dismiss this second complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs may choose to appeal this ruling to the First Circuit Court of Appeals. If the plaintiffs were to appeal, prevail on appeal, and ultimately prevail on the merits of the case, Cabletron could be required to pay substantial damages.

  We have not assumed any liabilities from Cabletron for this litigation. We have not been named as a defendant in this litigation and none of our officers or directors is named as a defendant to this litigation. However, the plaintiffs might attempt to involve us in this litigation or might seek to have us pay damages if Cabletron has insufficient assets to cover any resulting damages. Any involvement in this litigation could be protracted and may result in a diversion of management and other resources. The payment of substantial legal costs or damages, or the diversion of our management and other resources, could have a material adverse effect on our business, financial condition or results of operations.

  We have granted options to purchase shares of our common stock under our 2000 equity incentive plan to our employees and employees of Cabletron and its affiliates and to our advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options, we may have violated the California state securities laws because we did not qualify options granted prior to February 22, 2001 under California state securities laws. Because these option grants were not qualified under California state securities laws, persons residing in California who received these options may have a claim against us. Accordingly, we are offering to repurchase outstanding options to purchase shares of our common stock granted under our 2000 equity incentive plan prior to February 22, 2001 to persons who resided in California at the time of grant. As of May 29, 2001, there were 26,984,550 shares of common stock underlying such outstanding options. Cabletron has agreed to indemnify us for any amounts paid or expenses incurred in connection with the rescission offer.

  We are not aware of any legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. Submission of Matters to a Vote of Security Holders

  During the fourth quarter of fiscal year 2001, we submitted two matters to Cabletron, our sole stockholder at the time, for stockholder approval. On February 14, 2001, our sole stockholder acted by written consent to adopt our Amended and Restated Certificate of Incorporation and to designate our board of directors into classes. On this occasion, Cabletron voted, through giving its written consent, all of its shares of common stock for approval of the matters before it. Because Cabletron was our sole stockholder at the time, there were no votes cast against or withheld, and there were no abstentions or broker non-votes, as to these matters.

ITEM 4A. Executive Officers of the Registrant

  The executive officers of the Company as of March 3, 2001 are as follows:

Name                     Age Position
----                     --- --------
Romulus Pereira.........  35 President, Chief Executive Officer and Director
Robert Stanton..........  48 Chief Financial Officer and Executive Vice President, Finance
Sam Boyd................  53 Executive Vice President, Operations and Quality
Suresh Gopalakrishnan...  37 Executive Vice President, Engineering

  Romulus Pereira has served as our chief executive officer and as a director since March 2000. From September 1999 to February 2000, he served as chief operating officer at Cabletron, where he was responsible for directing Cabletron's engineering, sales, services and marketing organizations. From December 1998 to September 2000, he also served as general manager of Cabletron's service provider business. From September 1996 to March 1998, Mr. Pereira was one of three founders of Yago Systems, Inc., where he served as chief technology officer and vice president of engineering. Before co-founding Yago, Mr. Pereira was employed by Cisco Systems, Inc., where he served in various capacities, including technical leader.

  Robert Stanton has served as our chief financial officer since August 2000. From May 1996 to July 2000, he held various positions at Intel Corporation, including group controller for worldwide materials and system manufacturing, group controller for worldwide sales and marketing and investor relations manager. From May 1989 to April 1996, Mr. Stanton served as senior finance director of Apple Computer, Inc.

  Sam Boyd has served as our executive vice president of operations and quality since March 2000. From December 1998 to February 2000, Mr. Boyd served as vice president of service planning and quality for Cabletron, where he was responsible for worldwide service and quality functions. From February 1997 to November 1998, Mr. Boyd was vice president of quality and business operations at Newbridge Networks Corporation. From February 1982 to February 1997, Mr. Boyd served in various capacities at Tandem Computers, including plant manager, Silicon Valley facilities, director of manufacturing and quality, director of service planning and quality, and, at UB Networks, a subsidiary of Tandem, vice president of manufacturing operations and vice president of operations and quality.

  Suresh Gopalakrishnan has served as our executive vice president of engineering since March 2000. From July 1999 to March 2000, Mr. Gopalakrishnan was the director of corporate strategy at Cabletron, responsible for restructuring engineering and streamlining sales operations. Before joining Cabletron, Mr. Gopalakrishnan was the co-founder and chief executive officer of Ligent Inc. from February 1999 to July 1999. From June 1996 to February 1999, Mr. Gopalakrishnan worked at ZSP Corporation, holding the positions of director of engineering and vice president of engineering. From December 1994 to June 1996, he served as an engineering manager at Sun Microsystems, Inc.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

  Our common stock commenced trading on The Nasdaq National Market on February 16, 2001 and is traded under the symbol "RSTN". Prior to this time, there was no public market for our stock. As of May 29, 2001, there were approximately 22 holders of record of our common stock. We believe that the number of beneficial holders of our common stock as of that date was substantially higher. The following table sets forth for the periods indicated the high and low closing sale prices for the common stock as reported on The Nasdaq National Market.

Fiscal 2001                                                        High   Low
-----------                                                       ------ ------
Fourth Quarter (Feb. 16, 2001 to March 3, 2001).................. $14.50 $10.50

 Dividend Policy

  We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings for funding growth and do not expect to pay any dividends in the near future.

Unregistered Securities Sold in Fiscal Year 2001

  On August 28, 2000, we issued 92,088,135 shares of our Series A Preferred Stock as consideration for the assignment to us by Cabletron of certain assets and liabilities pursuant to an asset contribution agreement. The assets contributed by Cabletron as consideration for the shares were valued at $66,735,000. All 92,088,135 shares of Series A Preferred Stock issued to Cabletron were converted to common stock in connection with our initial public offering.

  On August 30, 2000, we granted to Silver Lake Partners, L.P. and its affiliates and to an affiliate of Morgan Stanley Dean Witter rights to purchase shares of our common stock.

  Concurrent with our initial public offering, the strategic investors exercised their purchase rights to purchase an aggregate of 5,401,970 shares of our common stock for aggregate cash consideration of $46.6 million. Certain of the stock purchase rights were exercised through the conversion of a portion of the rights into a number of shares of our common stock having a market value equal to the difference between the aggregate market value of and the aggregate exercise price for the shares of our common stock subject to the converted portion of the stock purchase rights.

  As of March 3, 2001, the shares acquired by the strategic investors upon exercise of the stock purchase rights represented ownership of 5.0% of our outstanding common stock.

  Additionally, because the gross price per share of common stock issued in our initial public offering multiplied by the number of shares of common stock outstanding immediately after the offering on a fully diluted basis exceeded $1.62 billion, we were required to issue to the strategic investors warrants to purchase 104,167 shares of our common stock, representing $1.25 million divided by the gross price per share paid in the offering. The exercise price for these warrants is $12 per share and these warrants will expire on February 22, 2004.

  Concurrently with a distribution by Cabletron of our capital stock to its stockholders, we are required to issue warrants to the strategic investors to purchase a number of shares equal to the number of shares that the investors would have received in such distribution if the investors had exercised the Cabletron warrants they held immediately prior to the record date related to the distribution. As of March 3, 2001 there were 188,511,262 shares of Cabletron's capital stock outstanding and the strategic investors held warrants to purchase 450,000 shares of Cabletron common stock. Assuming no change in these amounts from March 3, 2001 through the date of distribution and that as of the distribution Cabletron owns 92,088,235 shares of our common stock, we would be required to issue warrants to the strategic investors to purchase approximately 219,300 shares of our common stock. These new warrants will have an aggregate exercise price that bears the same relationship to the aggregate exercise price for the Cabletron warrants as the equity value of Riverstone bears to the equity value of Cabletron at the time we issue the new warrants.

  The issuances described in this Item 15 were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

 Use of Proceeds from Sales of Registered Securities

  On February 16, 2001, in connection with our initial public offering of our common stock, $0.01 par value, a Registration Statement on Form S-1 (No. 333-45958) was declared effective by the Securities and Exchange Commission registering 11,500,000 shares for an aggregate estimated maximum offering price of $161,000,000. The offering commenced on February 22, 2001 and 10,000,000 shares were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $120,000,000. After deducting approximately $11,200,000 in underwriting discounts and other expenses, the net proceeds of the offering were approximately $108,800,000. The managing underwriters for our initial public offering were Morgan Stanley & Co. Incorporated.

  We expect to use the net proceeds of the offering for working capital and for other general corporate purposes. We will use our working capital to fund our operating expenses including our increased research and development costs and the expansion of our sales and marketing force.

  We may use a portion of the net proceeds to acquire complementary products, technologies or businesses. However, we have no commitments or agreements for any specific acquisitions and are not in negotiations for any acquisition transactions.

  Until the use of the net proceeds from our initial public offering as described above, we plan to invest the net proceeds in short-term, investment grade, interest bearing obligations.

ITEM 6. Selected Consolidated Financial Data

  The following tables present our selected consolidated financial data for the five years ended March 3, 2001. You should read the information below with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes to those statements included in this Form 10-K. Our consolidated statements of operations data for the years ended February 28, 1999, February 29, 2000 and March 3, 2001 and the consolidated balance sheet data as of February 29, 2000 and March 3, 2001 are taken from our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. Our consolidated statement of operations data for the year ended February 28, 1998 and the consolidated balance sheet data for the year ended February 28, 1999 have been derived from the audited financial statements contained in our prospectus dated February 15, 2001.

  The consolidated statements of operations data for the year ended February 28, 1997 and the consolidated balance sheet data as of February 28, 1997 and 1998 are taken from our unaudited consolidated financial data that is not included in this Form 10-K.

  We have prepared the accompanying table to reflect our historical consolidated financial information in a manner consistent with stand-alone operations by reflecting transactions of Cabletron and balances attributable to us in our financial statements for all periods presented. The historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods covered.

                                             Years Ended
                         -------------------------------------------------------
                         Feb. 28,  Feb. 28,  Feb. 28,    Feb. 29,      Mar. 3,
                           1997      1998      1999        2000         2001
                         --------  --------  ---------  -----------  -----------
                         (in thousands, except share and pro forma per share
                                                data)
Consolidated Statement
 of Operations Data:
Net revenues............ $    --   $     59  $   3,284  $    23,076  $    98,258
Cost of revenues........      --          7      3,009       11,976       43,271
Stock-Based
 Compensation...........      --        --         --           --           197
                         --------  --------  ---------  -----------  -----------
  Total cost of
   revenues.............      --          7      3,009       11,976       43,468
                         --------  --------  ---------  -----------  -----------
  Gross profit..........      --         52        275       11,100       54,790
Operating Expenses:
  Research and
   development..........    8,606    12,013     26,647       30,691       41,959
  Sales and marketing...      --      1,962      3,188        9,279       35,578
  General and
   administrative.......    7,147     3,053      5,025        8,534       14,042
  Stock-based
   compensation.........      --        --         --           --        31,126
  Special charges.......    2,756       --     150,382          --           --
                         --------  --------  ---------  -----------  -----------
    Total operating
     expenses...........   18,509    17,028    185,242       48,504      122,705
                         --------  --------  ---------  -----------  -----------
    Operating loss......  (18,509)  (16,976)  (184,967)     (37,404)     (67,915)
Interest
 expense/(income).......      --        --          28           27       (2,139)
                         --------  --------  ---------  -----------  -----------
    Net loss............ $(18,509) $(16,976) $(184,995) $   (37,431) $   (65,776)
                         ========  ========  =========  ===========  ===========
Net loss per share:
  Basic and diluted.....  (185.09)  (169.76) (1,849.95)     (374.31)      (13.96)
Weighted average number
 of common shares
 outstanding:
  Basic and diluted.....      100       100        100          100    4,711,995
Pro forma net loss per
 share:
  Basic and diluted.....                                $      (.41) $      (.71)
Pro forma weighted
 average number of
 common shares
 outstanding:
  Basic and diluted.....                                 92,088,235   92,763,390
                         Feb. 28,  Feb. 28,  Feb. 28,    Feb. 29,      Mar. 3,
                           1997      1998      1999        2000         2001
                         --------  --------  ---------  -----------  -----------
                                           (in thousands)
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............ $    --   $    --   $     --   $       --   $   167,949
Working capital.........     (639)     (348)     3,762       11,425      196,287
Total assets............    2,453     2,961     24,529       33,248      264,043
Accounts payable,
 related party..........      --        --         --           --         4,583
Accounts payable........      --        --         --           --        19,931
Stockholder's equity....    1,340     2,337     22,919       27,028      218,782

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read together the following discussion and the consolidated financial statements and related notes of Riverstone appearing elsewhere in this Form 10-K. The discussion below contains forward-looking statements that involve risks and uncertainties, including statements relating to anticipated costs and expenses, mix of revenues and plans for introducing new products or services. Our actual results could differ materially from the results discussed in these forward-looking statements.

Overview

  We are a leading provider of metropolitan area Internet infrastructure solutions that enable service providers to deliver advanced products and services to their customers. Our products consist of advanced routers that enable service providers to offer a wide range of products and services that increase revenue and maintain customer loyalty.

  Riverstone was created by the combination of two businesses previously acquired by Cabletron. These businesses are Zeitnet, which Cabletron acquired in 1996, and Yago Systems, which Cabletron acquired in 1998. The majority of our net revenues comes from sales of our switch routers and web switches. In fiscal year 2000, British Telecom accounted for 15% of our net revenues, Earthlink accounted for 14% of our net revenues, Metricom accounted for 12% of our net revenues, and Vitts Networks accounted for 11% of our net revenues. In fiscal year 2001, Telseon accounted for 11% of our net revenues. We began shipping products outside the United States in fiscal year 2000, and these shipments accounted for 23% of our net revenues during fiscal year 2000 and 32% of our net revenues during fiscal year 2001.

  Our industry has experienced erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, which may reduce our gross margins or revenues. We expect our quarterly gross margins to fluctuate with changes in our product mix. Most of our sales within the United States have been through direct sales channels. On November 17, 2000 we entered into a strategic alliance agreement which allows Tellabs to resell our products on a worldwide, non-exclusive basis. The agreement requires that Tellabs purchase minimum quantities of products if specified conditions are met. We intend to add and maintain a limited number of strategic distribution relationships, including with key original equipment manufactures, or OEMs, who may offer products or distribution channels that complement ours. International sales are made through a combination of direct and indirect sale efforts. We have recently initiated sales and marketing efforts internationally, focusing initially on Europe and Asia. As part of this effort, we have negotiated separate reseller agreements with various distributors and network integrators in Europe and Asia.

  Revenue Recognition. We generally recognize revenue upon shipment of products, provided that there is no uncertainty of customer acceptance, there is a contract or a purchase order, the sales price is fixed and determinable and we believe collectibility is probable. If uncertainties exist, revenue is recognized when these uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. We accrue estimated warranty costs and sales returns and allowances at the time of shipment based on contractual rights and historical experience. We recognize software license revenue on our resale of Aprisma software upon the delivery of the software provided that there is persuasive evidence of an arrangement, there are no uncertainties relating to customer acceptance, the fee is fixed and determinable, and collection of the resulting receivable is probable. We do not sell our RapidOS operating system software on a stand alone basis.

  Lease Financing. We enter into transactions in which customers receive financing for the purchase of our equipment from third party leasing organizations that in turn remit payment to us. In some transactions, we have guaranteed a portion of our customer's lease payments to be made to the lessor. We record these transactions consistent with Statement of Financial Accounting Standards No. 13, Accounting for Leases and related interpretations. Substantially all of our leasing transactions are accounted for by our customers as capital leases.

When we provide a financing guarantee, we record revenue at the time of shipment, but maintain a sales reserve. We base the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience.

  Cost of Revenues. Cost of revenues include costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations and customer service and support.

  Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, consultants and outside service provider fees, non-recurring engineering charges and prototype costs related to the development, testing and enhancement of our ASICs and software, and the depreciation of property and equipment related to these activities. Our research and development efforts can require significant expenditures, the timing of which can cause quarterly variability in our expenses. We believe continued investment in product enhancements and new product development are critical to attain our strategic objectives, and we expect research and development expenses to continue to increase in absolute dollars.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, and trade shows, advertising and promotional expenses. We intend to expand our worldwide direct and indirect sales organizations substantially by hiring additional sales personnel and establishing additional sales offices. We plan to initiate additional marketing programs to support our existing and new products and to build brand awareness of the Riverstone name. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

  General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses, professional and contractor fees, finance, legal, facilities, human resources and provisions for doubtful accounts. Included in general and administrative expenses are expenses for services provided by Cabletron under our services agreement with them. Before the effective date of the services agreement, March 1, 2000, Cabletron allocated to us general and administrative expenses that it incurred on our behalf, based on headcount and revenue. We expect general and administrative expenses to increase in absolute dollars over the next year as we begin to build our own administrative infrastructure, while continuing to make payments to Cabletron under our services agreement.

  Additional Option and Warrant Obligation. When Cabletron completes its planned distribution of its Riverstone stock, we will be obligated to issue additional options and warrants to acquire shares of our common stock to some holders of Cabletron stock options and the strategic investors at the time of the distribution.

  Stock-Based Compensation--Twelve Months Ended March 3, 2001. In May and August 2000, we granted some employees of Cabletron and Enterasys, including Piyush Patel, Cabletron's president and chief executive officer and a director of Riverstone, Eric Jaeger, Cabletron's executive vice president and a director of Riverstone and David Kirkpatrick, Cabletron's chief financial officer and chief operating officer, options to purchase an aggregate of 2,658,550 shares of our common stock. Because these individuals are not employees of Riverstone, we had accounted for these options as variable options. These options were accelerated to become fully vested in November 2000, and become exercisable on the day after the date Cabletron distributes its Riverstone common stock to its stockholders, upon a sale of us, or April 1, 2004, whichever occurs first. These options are generally nontransferable except at death or, in the case of the options granted to Mr. Patel, Mr. Jaeger and Mr. Kirkpatrick, for the benefit of some family members. The shares of common stock underlying options granted to Mr. Patel, Mr. Jaeger and Mr. Kirkpatrick are similarly nontransferable, except that these restrictions lapse for 25% of the shares on April 1, 2001 and, for the remaining shares, ratably on a monthly basis through April 1, 2004. However, if before that time any of Mr. Patel, Mr. Jaeger or Mr. Kirkpatrick is no longer employed by Cabletron, Aprisma, GNTS, Enterasys, us, or any subsidiary, successor or assign, any restriction on the transfer of shares not then lapsed for that individual will remain in effect until April 1, 2005. The options granted to Mr. Patel,

Mr. Kirkpatrick and Mr. Jaeger also provide that the restrictions on transfer of the underlying shares will lapse on an accelerated basis for an additional 6.25% of the shares upon a distribution by Cabletron of its Riverstone common stock, and for accelerated release of restrictions on underlying shares upon a sale of Riverstone. In specified circumstances involving a substitution of Cabletron options for options to acquire Riverstone common stock, the options granted to employees of Cabletron and Enterasys would become immediately exercisable. Under applicable accounting principles, we took a one-time compensation charge in the amount of approximately $24.9 million in our third quarter of fiscal year 2001 because of the acceleration of the vesting of these options. This amount represented the fair value of the options using the Black-Scholes option pricing model less the compensation charges previously recorded through the end of our second quarter ended September 2, 2000.

  We have also issued stock options to consultants in exchange for services during the twelve months ended March 3, 2001. We calculated the fair value of the stock options granted using the Black-Scholes option pricing model. We believe that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received. We incurred approximately $2.1 million during the twelve months ended March 3, 2001 for the fair value of the options granted to consultants. As the majority of these options have fully vested and the related services have been performed, we do not expect to incur any significant future compensation expenses for these options granted to consultants.

  We recorded approximately $11.1 million of unearned stock-based compensation for stock option grants to employees based on the excess of the determined fair market value over the exercise price at date of grant and for an individual who changed employee status from Cabletron to Riverstone during the twelve month period ended March 3, 2001. This compensation expense is being recognized over the options' vesting period of four years. We recognized stock-based compensation expense of $1.4 million for the twelve month period ended March 3, 2001. These option grants made through March 3, 2001 are amortized on a straight-line basis and we expect to recognize stock-based compensation expenses of $2.7 million, $2.7 million, $2.7 million and $1.6 million during our fiscal years 2002, 2003, 2004 and 2005.

Basis of Presentation

  Our fiscal year 2000 ended on February 29, 2000, and previous fiscal years ended on the last calendar day of February. Effective March 1, 2000, we changed our year-end to a 52-53 week fiscal year, ending on the Saturday closest to the last calendar day in February. This change is not expected to have a significant impact on our consolidated financial results.

  Our consolidated financial statements have been taken from the consolidated financial statements of Cabletron using historical results of operations and historical bases of the assets and liabilities attributable to our operations. The consolidated financial statements also include allocations to us of Cabletron corporate expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing, engineering and other corporate services and infrastructure costs. All of the allocations and estimates in our financial statements are based upon assumptions that our management and Cabletron's management believe to be reasonable reflections of the cost of services provided or benefit received by us.

  The financial information presented in this Form 10-K is not indicative of our financial position, results of operations or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company for the periods presented. The financial information presented in this Form 10-K does not reflect the many significant changes that will occur in our funding and operations due to our becoming a stand-alone company and this offering.

Results of Operations

  The following table shows consolidated statements of operations data expressed as a percentage of net revenues for the periods indicated:

                                                             Year Ended
                                                      --------------------------
                                                      Feb. 28,  Feb. 29, Mar. 3,
                                                        1999      2000    2001
                                                      --------  -------- -------
Net revenues.........................................     100%     100%    100%
Cost of revenues.....................................      92       52      44
                                                       ------     ----     ---
  Gross profit.......................................       8       48      56
                                                       ------     ----     ---
Operating expenses
  Research and development...........................     811      133      43
  Sales and marketing................................      97       40      36
  General and administrative.........................     153       37      14
  Stock-based compensation...........................     --       --       32
  Special charges....................................   4,579      --      --
                                                       ------     ----     ---
    Total operating expenses.........................   5,640      210     125
                                                       ------     ----     ---
    Operating loss...................................  (5,632)    (162)    (69)
    Interest expense/(income)........................       1      --       (2)
                                                       ------     ----     ---
    Net Loss.........................................  (5,633)%   (162)%   (67)%
                                                       ======     ====     ===

 Fiscal Years Ended March 3, 2001, February 29, 2000 and February 28, 1999

  Net Revenues. Net revenues were $98.3 million, $23.1 million and $3.3 million in fiscal year 2001, 2000 and 1999, respectively, representing increases of $75.2 million or 326% from fiscal year 2000 to 2001, and $19.8 million or 603% from fiscal year 1999 to 2000. The increases in net revenues were primarily due to the addition of new service provider customers both in the United States and internationally.

  Cost of Revenues. Cost of revenues were $43.5 million, $12.0 million and $3.0 million in fiscal years 2001, 2000 and 1999, respectively, representing increases of $31.5 million or 261% from fiscal year 2000 to 2001, and $9.0 million or 298% from fiscal year 1999 to 2000. Cost of revenues were 44.2%, 51.9% and 91.6% of net revenues during fiscal years 2001, 2000 and 1999, respectively. The increase in cost of revenues for all periods is primarily related to the increase in net revenues. We expect cost of revenues to continue to increase as net revenues increase. The improvements in gross margins are primarily attributable to economies of scale achieved from increased sales levels.

  Research and Development. Research and development expenses excluding stock-based compensation were $42.0 million, $30.7 million and $26.6 million in fiscal years 2001, 2000 and 1999, respectively, representing increases of $11.3 million or 37% from fiscal year 2000 to 2001 and $4 million or 15% from fiscal year 1999 to 2000. $3.7 million of the increase in research and development expenses in fiscal 2001 related to Cabletron's transfer to us of its research and development group based in Reading, England during the first quarter of fiscal year 2001. Historically, these engineers worked on Enterasys products. The remaining increases for all periods resulted from increased personnel and related costs. Research and development expenses as a percentage of net revenues were 43%, 133% and 811% of net revenues in fiscal year 2001, 2000 and 1999, respectively.

  Sales and Marketing. Sales and marketing expenses excluding stock-based compensation were $35.6 million, $9.3 million and $3.2 million in fiscal years 2001, 2000 and 1999, respectively, representing increases of $26.3 million or 283% from fiscal year 2000 to 2001 and $6.1 million or 191% from fiscal year 1999 to 2000. The increases in sales and marketing expenses during these periods resulted primarily from the addition of sales and marketing personnel to support increased sales and marketing activities. Sales and marketing expenses as a percentage of net revenues were 36%, 40% and 97% of net revenues in fiscal years 2001, 2000 and 1999, respectively.

  General and Administrative. General and administrative expenses excluding stock-based compensation were $14.0 million, $8.5 million and $5.0 million in fiscal years 2001, 2000 and 1999, respectively, representing increases of $5.5 million or 65% from fiscal year 2000 to 2001 and $3.5 million or 70% from fiscal year 1999 to 2000. The increase from fiscal year 2000 to 2001 was primarily due to the addition of personnel to support the increase in revenue and general corporate expenses consistent with the increased scale of operations. The increase from fiscal year 1999 to fiscal year 2000 was primarily due to a $1.9 million increase in infrastructure costs and a $1.7 million increase in our provision for doubtful accounts. We perform specific analysis of our customer balances on a regular basis and provide for doubtful accounts based on the identification of collections risk. General and administrative expenses as a percentage of net revenues were 14%, 37% and 153% in fiscal year 2001, 2000 and 1999, respectively.

  Stock-based Compensation. We recorded total deferred compensation of $11.1 million during the twelve months ended March 3, 2001, related to stock option grants to employees and an employee change in status, of which approximately $1.4 million was expensed as stock-based compensation during that period. This expense was classified as cost of revenues or operation expense depending upon the classification of the respective employee. We recorded approximately $27.8 million of stock-based compensation expense during the twelve months ended March 3, 2001, relating to stock option grants to employees of Cabletron and Enterasys of which $24.9 million related to the acceleration of vesting of these options during our third quarter. We also recorded approximately $2.1 million of compensation expense related to options granted to consultants.

  Special Charges. In March 1998, Cabletron acquired Yago Systems. The purchase accounting for this has been pushed down by Cabletron to Riverstone. The recorded cost of the Yago Systems acquisition was approximately $165.7 million, including direct costs of $2.6 million. Based on an independent appraisal, approximately $150.0 million of the purchase price was allocated to in-process research and development. We recorded special charges of $150.0 million for this in-process research and development at the date of acquisition. Our consolidated results of operations include the operating results of Yago Systems from the acquisition date.

  Income Taxes. Our operating results historically have been included in Cabletron's consolidated United States federal and state income tax returns. The provision for income taxes in these consolidated financial statements has been determined on a separate return basis. We have not recognized any deferred tax benefit for the net operating losses from the periods presented because Cabletron used them during these consolidated tax return years and they will not be available to us. Under the separate return method, we would not have been able to recognize the tax benefit. We have recorded a full valuation allowance against our deferred tax assets because our management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will be realized.

  If we establish foreign subsidiaries in the future, our mix of income before taxes in the various tax jurisdictions could cause our effective tax rate to fluctuate. Our tax liability after the date of our separation and before the date of Cabletron's distribution will be determined by our tax sharing agreement with Cabletron and its affiliates. From the date of our separation, Cabletron is required to reimburse us for any tax losses attributable to us that are used by Cabletron, and we are required to reimburse Cabletron for any tax liabilities attributable to us that are paid by Cabletron.

 Quarterly Results of Operations

  The following tables show our statement of operations data for our previous twelve quarters, including these amounts expressed as a percentage of net revenues. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of our management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented.

  The historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

                                                                    Quarter Ended
                      ---------------------------------------------------------------------------------------------------
                       May 31,   Aug. 31,  Nov. 30,  Feb. 28,  May 31,  Aug. 31,  Nov. 30,  Feb. 29,  Jun. 3,   Sept. 2,
                        1998       1998      1998      1999     1999      1999      1999      2000      2000      2000
                      ---------  --------  --------  --------  -------  --------  --------  --------  --------  --------
                                                                    (in thousands)
 Net revenues....     $     110  $   284   $   933   $ 1,957   $ 2,480  $  2,843  $  4,992  $12,761   $ 15,778  $ 20,554
 Cost of
  revenues.......           209      374       870     1,556     1,525     1,930     2,428    6,093      7,271     9,157
 Stock based
  compensation...           --       --        --        --        --        --        --       --         --        --
                      ---------  -------   -------   -------   -------  --------  --------  -------   --------  --------
 Total cost or
  revenues.......           209      374       870     1,556     1,525     1,930     2,428    6,093      7,271     9,157
                      ---------  -------   -------   -------   -------  --------  --------  -------   --------  --------
 Gross profit....           (99)     (90)       63       401       955       913     2,564    6,668      8,507    11,397
 Operating
  expenses:
 Research and
  development....         6,504    7,465     6,887     5,791     6,949     8,373     7,964    7,405     10,177    10,328
 Sales and
  marketing......           774      716       886       812     1,315     1,713     2,431    3,820      7,295     7,595
 General and
  administrative..          922    1,333     1,406     1,364     1,574     2,398     2,577    1,985      3,281     3,030
 Stock-based
  compensation...           --       --        --        --        --        --        --       --         263     2,989
 Special
  charges........       150,000      --        --        382       --        --        --       --         --        --
                      ---------  -------   -------   -------   -------  --------  --------  -------   --------  --------
 Total operating
  expenses.......       158,200    9,514     9,179     8,349     9,838    12,484    12,972   13,210     21,016    23,942
                      ---------  -------   -------   -------   -------  --------  --------  -------   --------  --------
 Operating loss..      (158,299)  (9,604)   (9,116)   (7,948)   (8,883)  (11,571)  (10,408)  (6,542)   (12,509)  (12,545)
 Interest
  expense/(income)..          9        6         7         6         8         6         6        7          4      (770)
                      ---------  -------   -------   -------   -------  --------  --------  -------   --------  --------
 Net loss........     $(158,308) $(9,610)  $(9,123)  $(7,954)  $(8,891) $(11,577) $(10,414) $(6,549)  $(12,513) $(11,775)
                      =========  =======   =======   =======   =======  ========  ========  =======   ========  ========
                      Dec. 2,   Mar. 3,
                        2000     2001
                      --------- --------
 Net revenues....     $ 26,784  $35,142
 Cost of
  revenues.......       11,643   15,200
 Stock based
  compensation...          --       197
                      --------- --------
 Total cost or
  revenues.......       11,643   15,397
                      --------- --------
 Gross profit....       15,141   19,745
 Operating
  expenses:
 Research and
  development....       10,061   11,393
 Sales and
  marketing......       10,012   10,676
 General and
  administrative..       3,344    4,387
 Stock-based
  compensation...       27,410      464
 Special
  charges........          --       --
                      --------- --------
 Total operating
  expenses.......       50,827   26,920
                      --------- --------
 Operating loss..      (35,686)  (7,175)
 Interest
  expense/(income)..      (779)    (594)
                      --------- --------
 Net loss........     $(34,907) $(6,581)
                      ========= ========

                                                                   Quarter Ended
                      ------------------------------------------------------------------------------------------------------------
                      May 31,    Aug. 31,  Nov. 30, Feb. 28, May 31,  Aug. 31, Nov. 30, Feb. 29, Jun. 3, Sept. 2, Dec. 2,  Mar. 3,
                        1998       1998      1998     1999    1999      1999     1999     2000    2000     2000    2000     2001
                      --------   --------  -------- -------- -------  -------- -------- -------- ------- -------- -------  -------
 Percentage of
  net revenues:
 Net revenues....          100%      100%     100%     100%    100%      100%     100%    100%     100%    100%     100%     100%
 Cost of
  revenues.......          190       132       93       80      61        68       49      48       46      45       43       43
 Stock based
  compensation...          --        --       --       --      --        --       --      --       --      --       --         1
                      --------    ------     ----     ----    ----      ----     ----     ---      ---     ---     ----      ---
 Total cost of
  revenues.......          190       132       93       80      61        68       49      48       46      45       43       44
                      --------    ------     ----     ----    ----      ----     ----     ---      ---     ---     ----      ---
 Gross profit....          (90)      (32)       7       20      39        32       51      52       54      55       57       56
 Operating
  expenses:
 Research and
  development....        5,913     2,629      738      296     280       295      160      58       65      50       38       33
 Sales and
  marketing......          704       252       95       41      53        60       49      30       46      37       37       30
 General and
  administrative..         838       469      151       70      63        84       52      16       21      15       13       13
 Stock-based
  compensation...          --        --       --       --      --        --       --      --         2      15      102        1
 Special
  charges........      136,364       --       --        20     --        --       --      --       --      --       --       --
                      --------    ------     ----     ----    ----      ----     ----     ---      ---     ---     ----      ---
 Total operating
  expenses.......      143,819     3,350      984      427     396       439      261     104      134     117      190       77
 Operating loss..     (143,909)   (3,382)    (977)    (407)   (357)     (407)    (210)    (52)     (80)    (62)    (133)     (21)
 Interest
  expense/(income)..         8         2        1      --      --        --       --      --       --       (2)      (3)      (2)
                      --------    ------     ----     ----    ----      ----     ----     ---      ---     ---     ----      ---
 Net loss........     (143,917)%  (3,384)%   (978)%   (407)%  (357)%    (407)%   (209)%   (52)%    (80)%   (60)%   (130)%    (19)%
                      ========    ======     ====     ====    ====      ====     ====     ===      ===     ===     ====      ===


  While research and development expenses have increased year-over-year, quarterly expenses have varied significantly. In the quarters ended August 31, 1998, November 30, 1998, August 31, 1999, and June 3, 2000, we incurred increased levels of prototyping and certification expenses related to new product introductions. In the quarter ended June 3, 2000, Cabletron transferred to us its Reading, England research and development group resulting in an additional $1.2, $1.1, $.6 and $.8 million in research and development expenses in the quarters ended June 3, September 2, December 2, 2000 and March 3, 2001.

  The significant increase in general and administrative expenses for the quarters ended May 31, 1999, August 31, 1999 and November 30, 1999, is primarily due to an increase in our provision for doubtful accounts from growth in our trade receivables and identified potentially uncollectible accounts.

  The significant increase in sales and marketing expenses for the quarters ended June 3, 2000 and December 2, 2000 is due to increases in our sales force, particularly internationally.

Liquidity and Capital Resources

  Prior to our initial public offering, Cabletron has administered our cash. We transferred cash receipts related to our business to Cabletron periodically, and Cabletron has provided funds to cover our disbursements. We have reported no cash or cash equivalents at February 29, 2000. On March 3, 2001 we reported cash of $31.2 million in our intercompany cash account. Cabletron administers this intercompany account, as provided by our services agreement with them. We completed our initial public offering on February 16, 2001 and realized net proceeds of $108.8 million. At completion of our initial public offering, we also received $46.6 million from the exercise of stock purchase rights by strategic investors. At March 3, 2001, we had cash and cash equivalents of $136.8 million and short-term investments of $21.5 million, which are managed by us. Cash equivalents consisted of government and non-government debt securities and money market funds with original maturities of less than three months. Short-term investments was comprised of U.S debt securities and commercial paper with original maturities greater than three months but less than one year.

  Cash used in operating activities was $22.8 million in fiscal year 2001, $40.3 million in fiscal year 2000 and $37.0 million in fiscal year 1999. Cash used by operating activities in these periods was primarily attributable to general operating expenses, increases in accounts receivable resulting primarily from the addition of new service provider customers, and increases in inventories and other working capital items.

  Investing activities consisted of $14.1 million of capital expenditures and $21.5 million in purchase of marketable securities in fiscal year 2001. Investing activities consisted of capital expenditures of $4.1 million in fiscal year 2000 and $3.8 million in fiscal year 1999. Capital expenditures during all periods include production equipment, research and development equipment, computers, enterprise resource planning software applications and facility-related improvements.

  Cash provided by financing activities consisted primarily of net proceeds from our initial public offering of $108.8 million and net transfers from Cabletron under our cash administration arrangements with them of $64.0 million. We also received $7.2 million for the issuance of stock purchase rights to the strategic investors and $46.6 million from exercise of the stock purchase rights.

  Our principal administrative, sales, marketing and research and development facilities are located in an approximately 129,200 square foot facility in Santa Clara, California, under a lease that was assigned to us by a subsidiary of Cabletron effective August 28, 2000. The initial term of the lease expires on February 28, 2006. The lease provides for annual increases in rent.

  Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business. We anticipate a substantial increase in our capital expenditures to support growth in operations and infrastructure. However, our underlying assumed levels of revenues and expenses may prove to be inaccurate. We may need to raise additional funds through public or private financing or other arrangements to:

  .  support more rapid expansion of our business than we anticipate;

  .  develop and introduce new or enhanced products or services;

  .  respond to competitive pressures;

  .  invest in or acquire businesses or technologies; or

  .  respond to unanticipated requirements or developments.

  Financing may not be available to us, if needed, on favorable terms or at all. If we raise additional funds through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may be unable to introduce new products and services, expand our sales force and service organization or compete effectively in our markets, any of which could materially harm our business, financial condition and results of operations.

  We intend to use the net proceeds of the offering and the exercise by the strategic investors of their stock purchase rights for working capital and for other general corporate purposes. We will use our working capital to fund our operating expenses including our increased research and development costs and the expansion of our sales and marketing force.

  We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 12 months.

Recent Accounting Pronouncements

  In June 1998, June 1999, and June 2000 the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-- an amendment of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective beginning the first quarter of fiscal year 2002. We believe that adoption of these statements will not have a significant impact on our financial results.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We have adopted SAB 101 and the adoption did not have a material impact on our financial statements.

  In September 2000, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 140. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

Risk Factors That May Affect Future Results and Market Price of Stock

 Risks Related to Riverstone

We have a general history of losses and there can be no assurance that we will operate profitably in the future.

  We have not yet achieved profitability, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. Portions of our historical financial data is based on Cabletron's financial statements. During fiscal 2000 and 2001, we incurred net losses of $37.4 million and $65.8 million, respectively. We anticipate incurring significant and increasing sales and marketing, product development and general and administrative expenses, requiring us to realize significantly higher revenue to achieve and sustain profitability. Future losses may require us to raise additional funds through public or private financings or alternative arrangements.

Our exclusive focus on sales to service provider customers subjects us to risks that may be greater than those for providers with a more diverse customer base.

  Our customers consist of Internet, content and metropolitan area service providers whose businesses depend on the continuing demand for differentiated services by their customers. If this demand does not continue or the

Internet does not continue to expand as a widespread communications medium and commercial marketplace, the demand for our products could decline. Our exposure to this risk is greater than other vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by our competitors in their relationships with corporate and other customers, including:

  . any failure of a service provider's service to its customers that it attributes to our products, whether or not our products actually failed, which could lead to substantial negative publicity and undermine our efforts to increase our sales;

  . the low level of brand loyalty demonstrated by service providers, which may cause them to switch to another supplier that provides, or that they believe provides, superior performance or cost-effectiveness;

  . the introduction, or the planned introduction, of new products and product enhancements, which could cause service providers to cancel, reduce or delay existing orders; and

  . service providers that are heavily dependent upon financing, particularly from the high yield debt market, to build out their infrastructure, who may decrease their infrastructure purchases if interest rates increase or if credit availability in these markets decreases.

  The occurrence of one or more of these events is likely to harm our operating results.

Our quarterly revenue and operating results are likely to fluctuate, particularly as we expand and if, as expected, our expenses rise, which could cause us to miss quarterly revenue targets and result in a decline in our stock price.

  We base our operating expenses on anticipated revenue trends. A high percentage of our expenses remain relatively fixed despite changes in revenue, including marketing, research and development and general administrative expenses and expenses for employee compensation other than sales commissions. This means that any failure to achieve anticipated revenues could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. As we expand, we expect our expenses to rise significantly, which increases the magnitude of this risk.

  Our quarterly revenue and operating results may vary significantly in the future due to a number of factors, including:

  .fluctuations in demand for our products and services;

  . unexpected product returns or the cancellation or rescheduling of significant orders;

  . our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

  .  the timing and amount of non-cash stock based compensation charges;

  . our ability and our suppliers' ability to attain and maintain production volumes and quality levels for our products; and

  . the mix of products sold and the mix of distribution channels through which they are sold.

  Due to these factors, we believe that you should not rely on period-to-period comparisons of our operating results as an indicator of our future performance.

We generally do not have binding commitments from our customers and if significant customers cancel, reduce or delay a large purchase, our revenues may decline and the price of our stock may fall.

  Historically, a limited number of customers have accounted for a significant portion of our revenue. For fiscal year 1999, Adelphia Communications accounted for 46% of our net revenues and Earthlink accounted for 20% of our net revenue. For fiscal year 2000, British Telecom accounted for 15% of our net revenues, Earthlink accounted for 14% of our net revenues, Metricom accounted for 12% of our net revenues and Vitts Networks accounted for 11% of our net revenues. For fiscal year 2001, Telseon accounted for 11% of our net revenue. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. For example, Vitts Networks has recently filed for bankruptcy and ceased operations. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We do not have binding commitments from any of our customers other than Tellabs. The commitments of Tellabs are subject to conditions which may not be satisfied. If any of our large customers cancel, reduce or delay purchases, our revenue and profitability would be harmed because of our dependence on large customers.

Because the purchase of our products often represents a significant decision on the part of potential customers, we may expend significant resources on potential customers without achieving actual sales.

  Purchases of our products often represent a significant strategic decision and capital investment by our customers related to their communications infrastructure and typically involve significant internal procedures involving the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, often ranging from one month to longer than a year, and purchases of our products are subject to a number of significant risks, including customer budgetary constraints and internal acceptance reviews. During this time we may incur substantial sales and marketing expenses and expend significant management effort. The length of the sales cycle, and the magnitude of our investment in the sales process, is more substantial for our service provider customers than it would typically be with corporate customers. If sales forecasts from a specific customer for a particular quarter are not realized in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results.

We may be unable to expand our sales and direct and indirect distribution channels, which may hinder our ability to target multiple levels of a prospective customer's organization and increase sales and revenues.

  Our products and services require a sophisticated sales and marketing effort targeted at several levels within a prospective customer's organization. Unless we expand our sales force and maintain high levels of marketing activity, we will be unable to increase revenues. Although we plan to continue to hire additional sales personnel, competition for qualified sales personnel is intense, and we may be unable to hire the sales personnel we require.

  Our sales and distribution strategy relies on value-added resellers, original equipment manufacturers, or OEMs, our direct and indirect international sales efforts and our ability to package our products into a complete network infrastructure solution by working with other technology vendors. We rely on Tellabs and Terayon to act as OEMs of our products for sale to cable operators on a non-exclusive basis, and we expect to establish additional OEM relationships. If we are unable to establish new value-added reseller or OEM relationships, or if Tellabs or Terayon or our other OEMs and valued-added resellers are unsuccessful in distributing our products, our sales could suffer. Additionally, our agreement with Tellabs provides that Tellabs may terminate the agreement upon a change of control of us to specified parties. Because we are not a vertically integrated network infrastructure provider, if we fail to maintain existing technology vendor relationships or to establish new ones, we will be unable to satisfy our customers' need for complete, fully-integrated solutions and our business could suffer.

Many of our customers rely on us to supply or arrange and support financing for our products, which subjects us to credit and market risks.

  Many of our customers do not have or do not wish to commit the financial resources required to purchase our products without financing, and these customers expect us to provide or arrange and support their financing. Many of these financing arrangements expose us to our customers' credit risk and in the past we have experienced customer defaults. If customers default on their financing payments in the future, our recognition of revenue from those customers will be harmed. Due to recent public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their equity securities or otherwise in a timely fashion. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. In the past, we have benefited from Cabletron's resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we will be a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues.

We purchase several key components for our products from single or limited sources and could lose sales if these sources fail to fulfill our needs.

  We purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. We have worked with NEC and Lucent to develop several of our key proprietary application specific integrated circuits, or ASICs. These proprietary ASICs are very complex, and NEC is and Lucent is our sole source supplier for the specific types of ASICs that it supplies to us. We do not have a long-term fixed price or minimum volume agreement with either of these suppliers. Should we encounter problems with NEC or Lucent, we would not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our switch routers and web switches.

  We also purchase other critical components from single or limited sources. We are likely to encounter shortages and delays in obtaining these or other components in the future which could materially harm our ability to meet customer orders.

  Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While we have not encountered any shortages or delay in obtaining key components as a result of this energy situation, continued or extended blackouts could adversely affect our suppliers' ability to produce and deliver key components on a timely basis.

We base our purchasing decisions on a forecast of anticipated orders of our products, and if we miscalculate our needs or are not able to obtain necessary components, we could be harmed.

  We use a forward-looking forecast of anticipated product orders to determine our material requirements, and if customer orders do not match forecasts, we may have excess or inadequate inventory of materials and components. In the past, we have experienced shortages of some components, resulting in delays in filling orders. For example, recent high demand in the cellular phone industry for Tantalum capacitors, a component required to manufacture our products, has led to shortages and price increases for these capacitors. We have also experienced delays in the prototyping of our ASICs during initial product development, which in turn has led to delays in product introductions. If we cannot obtain necessary components, we may not be able to meet customer orders and our business and results of operations could suffer.

We depend on a single contract manufacturer for substantially all of our manufacturing requirements, and a failure by this contract manufacturer would impair our ability to deliver products.

  We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Our existing and future contract manufacturers may not meet our future requirements. We have experienced a delay in product shipments from our contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. While Flextronics has not experienced any power failures to date as a result of the recent California energy shortage that have prevented its ability to manufacture our products, continued or extended blackouts could adversely affect Flextronics' ability to manufacture our products and meet scheduled delivery needs. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

Substantially all of our revenues come from sales of two product families, making us dependent on widespread market acceptance of these products.

  Substantially all of our revenues result from sales of our router and web switch product families. Continuing market acceptance of our two product families is critical to our future success, and we are more dependent on the market acceptance of individual product families than competitors with broader product offerings. Factors that may affect the market acceptance of our products include:

  .  adoption of advanced routing and switching products and technologies;

  .  the performance, price and total cost of ownership of our products;

  .  the availability and price of competing products and technologies;

  .  brand recognition of the Riverstone name; and

  . the success and development of our sales and marketing organizations and resellers.

  If we fail to achieve market acceptance for our switch router and web switch product families, our revenues may be harmed.

The market for network equipment is subject to rapid technological change and if we fail to accurately predict and respond to market developments or demands, we will be unable to compete successfully.

  The market for network equipment is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on our successful development and introduction and the market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We may be unsuccessful in completing the development or introduction of these product enhancements or new products on a timely basis or at all. The failure of these enhancements or new products to operate as expected could delay or prevent future sales. Developments in routers and routing software could also significantly reduce demand for our product. Alternative technologies and customer requirements could achieve widespread market acceptance and displace the technologies, protocols and service requirements on which our product lines are based. Our technological approach may not achieve broad market acceptance, and other technologies or devices may supplant our approach.

If we and the third parties providing services for us are unable to deliver the high level of customer service and support demanded by our customers, we may lose customers and our operating results will suffer.

  Our customers demand a high level of customer service and support. Historically, our customer service and support functions have been provided by a combination of Cabletron's services organization, which is now a part of Enterasys, and our internal product support group. We rely on Digital Equipment (India) to provide initial call support services. We may be unable to manage effectively those third parties who provide support services for us and they may provide inadequate levels of customer support.

Our products are very complex and undetected defects may increase our costs and harm our reputation with our customers.

  Networking products are extremely complex and must operate successfully with equally complex products of other vendors. These products frequently contain undetected software or hardware errors when first introduced or as new upgrades are released. Additionally, the pressures we face to be the first to market new products, increases the possibility that we will offer products in which we or our customers later discover errors. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems could result in our incurring significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems and our stock price to fall.

We have limited ability to engage in acquisitions and other strategic transactions using our equity because of the federal income tax requirements for a tax-free distribution.

  For the distribution of our stock by Cabletron to qualify as tax-free to Cabletron and its stockholders, Cabletron must own at least 80% of the voting power of our voting stock and 80% of each class of nonvoting stock at the time of the distribution. In light of our initial public offering and the issuance of shares of our common stock to the strategic investors pursuant to purchase rights relating to our common stock, we are limited in our ability to issue additional equity as additional equity issuances could reduce Cabletron's ownership below this 80% threshold. For any distribution of our stock by Cabletron to qualify as tax-free to Cabletron, there must not be a change in ownership of 50% or greater in either the voting power or value of either our stock or Cabletron's stock that is considered to be part of a plan or series of transactions related to the distribution. If there is a direct or indirect acquisition of our or Cabletron's stock by one or more persons during the four-year period beginning two years before and ending two years after the distribution, it will be presumed to be part of a plan or series of related transactions related to Cabletron's intended distribution of our stock. Unless this presumption is successfully rebutted, the distribution will be taxable to Cabletron.

  We have entered into a tax sharing agreement with Cabletron, Aprisma, Enterasys and GNTS. This agreement requires us to indemnify Cabletron, Aprisma, Enterasys and GNTS if the distribution by Cabletron of its Riverstone shares does not qualify as tax-free due to actions we take or that otherwise relate to us, including any change of ownership of us. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules, we might inadvertently cause a change of ownership to occur, triggering our obligation to indemnify Cabletron and the other parties to the tax sharing agreement. Our obligation to indemnify these parties if a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire us.

  For the reasons described above, our ability to use our stock for acquisitions and other similar strategic transactions or for compensation for employees and others is restricted. Many of our competitors use their equity to complete acquisitions, to expand their product offerings and speed the development of new technology and to attract and retain employees and other key personnel, giving them a potentially significant competitive advantage over us.

We jointly own with Enterasys some of our intellectual property, and our business could be harmed if Enterasys uses this intellectual property to compete with us.

  In the transformation agreement among Cabletron, Enterasys, Aprisma, GNTS and us and the related contribution agreements, Cabletron contributed to us and to Enterasys, Aprisma and GNTS intellectual property related to the products to be sold by us and by the other subsidiaries or used in our or the relevant subsidiary's business. Intellectual property that relates to a family of ASICs used in both our switch router product family and Enterasys' Smart Switch Router product family was assigned jointly to us and to Enterasys. Enterasys is primarily a provider of local area network products for the enterprise market. There are no contractual provisions that prohibit Enterasys from developing products that are competitive with our products, including products based upon the jointly assigned intellectual property. If Enterasys is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined company from developing products competitive with our products.

Our limited ability to protect our intellectual property may hinder our ability to compete.

  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure of confidential information to protect our intellectual property rights. We cannot assure you that any patents that we hold will protect our intellectual property or will not be challenged by third parties. Other parties may also independently develop similar or competing products that do not infringe our patents. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We may be subject to claims that our intellectual property infringes upon the proprietary rights of others, and a successful claim could harm our ability to sell and develop our products.

  If other parties claim that our products infringe upon their intellectual property we would be forced to defend ourselves or our customers, manufacturers or suppliers against those claims. We could incur substantial costs to prosecute or defend those claims. A successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis could harm our business, results of operations and financial condition.

We have recently begun to expand our international sales effort, and marketing and distributing our products outside of the United States may require increased expenses and greater exposure to risks that we may not be able to successfully address.

  Our growth strategy depends in part on the expansion of our international sales and operations. International sales, which were negligible in fiscal 1999, increased to 23% of our revenue in fiscal 2000 and 32% in fiscal 2001. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas and tariffs, export controls and other trade barriers. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may determine to engage in hedging transactions to minimize the risk of fluctuations and if we are not successful in managing hedging transactions, we could incur losses.

If we fail to address the strain on our resources caused by our growth or if we are unable to attract and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

  We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our management, operational and financial resources. From February 28, 1999 to March 3, 2001, the number of our employees increased from 163 to 472 and is expected to continue to increase. Our management team has only been recently formed and has had limited experience managing rapidly growing companies. Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Romulus Pereira, our president and chief executive officer.

  We believe our future success also depends on our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, customer support and manufacturing personnel. Competition for these personnel is intense, especially in the San Francisco bay area, and we have had difficulty hiring employees in the timeframe we desire, particularly software and hardware engineers. We may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

We rely on independent service providers to supply our back-office functions, and if they fail to deliver adequate services, our business will suffer.

  We rely on service providers to supply us with many of our operational and back-office functions, including human resources applications, enterprise resource management applications and customer relationship management applications. Although these functions are critical to our business, we neither own the software that performs these functions nor, in some cases, the hardware on which these programs and our data reside. If there is a significant degradation or failure in service, we may be unable to quickly and cost-effectively transition to other service providers or provide the necessary functionality ourselves and our business could be disrupted.

 Risks Related to Our Industry

Intense competition in the market for network equipment could prevent us from increasing revenue and sustaining profitability.

  The market for network equipment is very competitive and has historically been dominated by Cisco Systems. Other principal competitors include established companies such as Extreme Networks, Foundry Networks, Juniper Networks, Lucent, Nortel Networks and Siemens. We also experience competition from a number of other smaller public and private companies. These competitors may have developed or could in the future develop new technologies that compete with our products or even make our products obsolete. Consolidation in our industry is occurring and is likely to continue. Future acquisitions by, and mergers among, our competitors and potential competitors could expand their product offerings and accelerate their development of new technologies, providing them with a competitive advantage.

  Many of our competitors have significantly more established customer support and professional services organizations and substantially greater financial resources than we do. Many of our competitors also have much greater name recognition and have a more extensive customer base and broader customer relationships and product offerings than we do. These companies can rely on their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect that competitive pressures may result in price reductions, reduced margins and loss of market share, which would materially harm our business, results of operations and financial condition.

We expect the average selling prices of our products to decrease rapidly, which may reduce our gross margins or revenue.

  Our industry has experienced rapid erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and increasing availability of relatively inexpensive standard microprocessors that can perform some of our products' functionality. If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices will reduce our revenue and gross margins.

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenues or achieving profitability.

  The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we must continually introduce new products and product enhancements that meet these emerging standards. We have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability issues that arise from technological changes and evolving industry standards. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards, or NEBS. Internationally, products that we develop may be required to comply with standards or obtain certifications established by telecommunications authorities in various countries and with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

 Risks Related to Our Separation from Cabletron

Although Cabletron has received a tax ruling from the Internal Revenue Service relating to the distribution of our common stock, Cabletron is not obligated to complete its distribution of our common stock, and Cabletron may continue to control many aspects of our business and the liquidity of our stock may be limited.

  On March 28, 2001, Cabletron announced that it had received a private letter ruling from the Internal Revenue Service that its distribution of our common stock that it holds to its stockholders will be tax free to Cabletron and is stockholders and that, subject to prevailing market conditions and other factors, Cabletron anticipated that it would complete the distribution within four to seven months from the date of that announcement. The private letter ruling is subject to potential amendments and compliance with representations made by Cabletron to the Internal Revenue Service. Cabletron will not be able to rely on the ruling if any of the representations or assumptions on which the ruling is based are, or become, incorrect or untrue in any material respect. Cabletron is not obligated to make the distribution, and it may not occur.

  If the distribution is delayed or not completed, Cabletron would continue to control many aspects of our business and the liquidity of our shares will be constrained unless and until Cabletron elects to sell some portion of its equity ownership in us. Our agreements with Cabletron do not prevent Cabletron from selling its Riverstone common stock. The sale or potential sale by Cabletron of Riverstone common stock, even of relatively small amounts, could result in a lower trading price of our stock. Also, if Cabletron does not distribute its shares, we may face significant difficulty hiring and retaining key personnel, many of whom are attracted by the potential of operating our business as a fully independent entity.

  Cabletron owns approximately 86% of our outstanding common stock. As long as Cabletron owns a majority of our outstanding common stock, subject to its independent director obligation described below, Cabletron will continue to be able to elect our entire board of directors and to remove any director without calling a special meeting. Cabletron has agreed that for so long as it owns any of our stock, it will vote its shares to elect to our board of directors the number of independent directors required to comply with the Nasdaq National Market listing rules. Due to Cabletron's voting control, before Cabletron's distribution or other disposition of our common stock, our investors will be unable to affect the outcome of any stockholder vote and Cabletron will control all matters affecting us, including:

  . through its control of the composition of our board of directors, the determination of our business direction and policies, including the appointment and removal of officers;

  . the allocation of business opportunities that may be suitable for us and Cabletron and its affiliates;

  .  any determinations relating to mergers or other business combinations;

  .  our acquisition or disposition of assets;

  .  our financing;

  .  changes to the agreements providing for our separation from Cabletron;

  .  the payment of dividends on our common stock; and

  .  determinations for our tax returns.

  Conflicts of interest may arise between Cabletron and us in a number of areas relating to our past and ongoing relationships, including:

  . labor, tax, employee benefit, indemnification and matters arising from our separation from Cabletron;

  .  employee retention and recruiting;

  . sales or distributions by Cabletron of all or any portion of its ownership interest in us;

  . the nature, quality and pricing of services Cabletron has agreed to provide us; and

  . business opportunities that may be attractive to Cabletron or one of Cabletron's affiliates, such as Enterasys, and us.

  We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. There are no contractual agreements restricting Cabletron or its affiliates, including Enterasys with whom we share important technologies, from competing with us. Enterasys is a provider of local area network products that are primarily sold to large corporations or institutions, but is not restricted from selling network products to service provider customers. In our certificate of incorporation we have renounced any interest in business opportunities that are presented to Cabletron, its subsidiaries other than us, or our officers or directors who are employees of Cabletron or its subsidiaries other than us at the time the opportunity is presented.

When Cabletron distributes the shares of our common stock that it owns to its stockholders, we will issue options and warrants to purchase shares of our common stock to holders of Cabletron options and warrants, which will dilute our existing stockholders.

  When Cabletron distributes to its stockholders the Riverstone shares that it owns, we will grant options to acquire shares of our common stock under our 2000 equity incentive plan to those persons holding Cabletron compensatory stock options. We are obligated under our agreement with Cabletron to ensure that sufficient shares are available under our 2000 equity incentive plan to make these supplemental option grants. Similarly, Cabletron has issued warrants to purchase shares of its common stock to the strategic investors. We have agreed with Cabletron that upon any distribution by Cabletron of shares of our common stock to its stockholders, we will issue warrants to the strategic investors to purchase shares of our common stock. The strategic investors will receive warrants to purchase the number of shares of our common stock that they would have received from Cabletron in the distribution, had they exercised their Cabletron warrants before the distribution.

  As of March 3, 2001, there were 188,511,262 shares of Cabletron's capital stock outstanding, options outstanding to purchase 11,767,580 shares of Cabletron common stock, and the strategic investors held warrants to purchase 450,000 shares of Cabletron common stock. Unvested Cabletron options held by Riverstone employees as of the time of the distribution would terminate because these employees would no longer be employed by a subsidiary of Cabletron as of the time of the distribution. Cabletron's board of directors has voted to accelerate, as of the time of the distribution, the vesting of Cabletron options held by Riverstone employees which would vest by February 28, 2002. Not including portions of Cabletron options held by Riverstone employees which vest after February 28, 2002, as of March 3, 2001, there were options outstanding to purchase 11,022,102 shares of Cabletron common stock. Assuming no change in these amounts from March 3, 2001 through the date of the distribution and that as of the date of the distribution Cabletron owns 92,088,235 shares of our common stock, we would be required to:

  . grant options to purchase approximately 5,384,400 shares of our common stock to holders of Cabletron stock options; and

  . issue warrants to the strategic investors to purchase approximately 219,300 shares of our common stock for warrants to purchase shares of Cabletron common stock.

  Our existing stockholders will suffer dilution upon the exercise of the supplemental options and warrants that we issue. There are no restrictions on the number of options to purchase Cabletron common stock that Cabletron may issue before its distribution of our stock, and we cannot control the number of supplemental options that we will be required to grant. Consequently, we are unable to predict the extent of the dilution that our existing stockholders will experience when Cabletron distributes the shares of our common stock that it owns.

Our historical financial information may not be representative of our results as a separate company.

  Our consolidated financial statements are based on the consolidated financial statements of Cabletron, using the historical results of operations and historical bases of the assets and liabilities of the Cabletron router and switch business contributed to us. The historical financial information we have included in this Report on Form 10-K does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Cabletron did not account for us as a separate, stand-alone entity before June 3, 2000. Our costs and expenses include allocations from Cabletron for centralized corporate services and infrastructure costs, including:

  .  customer service;

  .  sales;

  .  information technology;

  .  distribution;

  .  legal and accounting;

  .  real estate; and

  .  treasury.

  These allocations have been determined on bases that we and Cabletron consider to be reasonable reflections of the utilization of services provided to or the benefit received by us. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect many significant changes that will occur in our cost structure, funding and operations due to our separation from Cabletron, including increased costs from reduced economies of scale, increased marketing expenses related to building a company brand identity separate from Cabletron and the increased costs of being a publicly traded, stand-alone company.

We use Cabletron's operational and administrative infrastructure and Cabletron provides us with numerous administrative services, and our ability to operate our business may suffer if we do not successfully develop our own infrastructure or if Cabletron elects not to provide these services to us.

  Under a services agreement, we use Cabletron's administrative infrastructure and Cabletron provides us centralized corporate functions, including legal, accounting, payroll and other services. Cabletron may not provide these services at the same level as when we were part of Cabletron, and we may be unable to obtain the same benefits. These services arrangements generally have a term of less than two years following the date of our separation from Cabletron. With sixty days prior written notice, Cabletron may terminate the services agreement for any or all of the services provided under the agreement. After the expiration of these various arrangements, we may be unable to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those received from Cabletron.

  Many of Cabletron's infrastructure systems used by us are proprietary to Cabletron and are very complex. These systems have been modified, and are being further modified, to enable us to separately track items related to our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data. Any failure or significant downtime in Cabletron's or our own information systems or termination of our ability to use these systems before we have developed our own systems could harm our business. To successfully implement and operate our own systems and transition data from Cabletron's systems, we must be able to attract and retain a significant number of highly skilled employees.

  Our arrangements with Cabletron were made in the context of a parent-subsidiary relationship and were established in the overall context of our separation from Cabletron. The prices charged to us may be lower than the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves.

We cannot rely on Cabletron to fund our future capital requirements, and financing from other sources may not be available on favorable terms or at all.

  In the past, our capital needs have been satisfied by Cabletron. However, following our separation, Cabletron is under no obligation to provide funds to finance our working capital or other cash requirements or to support customer financing. Financing or financial support from other sources, if needed, may not be available on favorable terms or at all.

  We believe our capital requirements will vary greatly from quarter to quarter. Capital expenditures, fluctuations in our operating results, financing activities, acquisitions, investments and inventory and receivables management may contribute to these fluctuations. We believe that the proceeds from our initial public offering, and our future cash flow from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next twelve months. However, we may require or choose to obtain additional debt or equity financing to finance acquisitions or other investments in our business. Future equity financings may be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain debt financing with interest rates and other terms as favorable as those that Cabletron could obtain.

The plaintiffs in Cabletron's outstanding class action suit might seek to add us to this litigation or seek payment of any related damages.

  Since December 1997, Cabletron has been party to an outstanding class action suit alleging that during the period of March 3, 1997 through December 2, 1997, Cabletron released false and misleading information about its operations and that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results. The plaintiffs' complaint does not specify the amount of damages, but if the plaintiffs prevail Cabletron could be required to pay substantial damages. The plaintiffs in this matter might seek to involve us in this litigation or, if they prevail in this litigation, might seek to recover damages from us, particularly if Cabletron has insufficient assets.

Conflicts of interest may arise because our directors and executive officers have ownership interests in Cabletron, and our directors hold equity interests in Aprisma, Enterasys and GNTS.

  Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Cabletron common stock and options to purchase Cabletron common stock. Our directors also hold options to purchase stock of Aprisma, Enterasys and GNTS. Piyush Patel and Eric Jaeger serve on our board of directors and are both executive officers of Cabletron. Mr. Patel is also a board member of Cabletron. These factors could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Cabletron, its affiliates, such as Aprisma, Enterasys and GNTS, or us.

We could incur significant tax liability if the distribution does not qualify for tax-free treatment, which could require us to pay Cabletron a substantial amount of money.

  In addition to our liability under the tax sharing agreement with Cabletron, Aprisma, GNTS and Enterasys, under United Stated Federal income tax laws, we would be jointly and severally liable for the Federal income taxes of Cabletron resulting from the distribution being taxable. This means that even if we do not have to indemnify Cabletron under the tax sharing agreement because we did not take any specific action to cause the distribution to fail as a tax-free event, we may still be liable for any part of, including the whole amount of, these liabilities and expenses if Cabletron fails to pay them.

 Risks Related to Our Stock

Substantial sales of our common stock may result from Cabletron's proposed distribution of our shares of common stock that it owns, which could cause our stock price to decline.

  On March 28, 2001, Cabletron announced that it anticipated that, subject to prevailing market conditions and other factors, it would complete the distribution of our common stock that it holds to its stockholders within four to seven months from the date of that announcement. Substantially all of these shares will be eligible for immediate resale in the public market once distributed. Significant amounts of common stock may be sold in the open market in anticipation of, or following, this distribution, or by Cabletron if the distribution does not occur. Additionally, a portion of Cabletron's common stock is held by index funds tied to the Standard & Poor's 500 Index or other stock indices. If we are not in these indices at the time of Cabletron's distribution of our common stock but Cabletron is, these index funds will be required to sell our stock. There may not be a sufficient number of buyers in the market at that time. Any sales of substantial amounts of common stock in the public market, or the perception that sales might occur, whether related to this distribution or not, could harm the market price of our common stock.

Our stock price has been and may continue to be volatile, which could result in substantial losses for individual stockholders.

  The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, during the first quarter of calendar year 2001, the Nasdaq Composite Index had a closing low of 1820.57, representing 36.3% less than the closing high of 2859.15 for the same period. The market price of our common stock has been volatile and we expect that it will continue to be volatile. In addition, before Cabletron distributes its Riverstone shares, relatively small trades of our stock will have a disproportionate effect on our stock price. Accordingly, purchasers of shares of our common stock may not be able to resell those shares at or above the price paid, which could result in a substantial loss.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The following table presents the market risk by range of expected maturity and weighted-average interest rates as of March 3, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                              Maturing in
                                                       -------------------------
                                                       Three months Three months
                                                         or less    to one year
                                                       ------------ ------------
Included in cash and cash equivalents.................   $15,155
Weighted average interest rate........................      5.40%
Included in short-term investments....................                $21,540
Weighted average interest rate........................                   4.77%

  Under our services agreement with Cabletron, Cabletron provides us with a centralized treasury function. As part of this function, Cabletron administers our intercompany cash account. This account represents an amount, which may be adjusted periodically for our receivables collected and payables paid and for other appropriate credits and debits, which is payable on demand by Cabletron to us in cash. The amount of cash we can demand from Cabletron is not affected by any profit or loss Cabletron may realize from its cash management activities, except that Cabletron does credit interest income to us based on our weighted average cash balance at the same rate as Cabletron earns on average on its holdings of cash, cash equivalents and other short-term investments. As of March 3, 2001, our cash account with Cabletron totaled $31.2 million. Based upon Cabletron's reported cash reserves, we do not believe that there is any material risk that Cabletron would fail to pay us upon demand.

  Foreign Currency Exchange Risk. Under our services agreement with Cabletron, Cabletron manages our treasury risk management strategy. Cabletron's strategy has been to use foreign exchange forward and option contracts to hedge some balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward and option contracts are largely offset by gains and losses on the underlying exposure and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows. Cabletron performed a sensitivity analysis as of March 3, 2001, which resulted in immaterial fair value movements based on hypothetical exchange rate movements. Consistent with that analysis, our foreign currency exchange risk, as it relates to fair value, is immaterial. We are evaluating our exchange rate risk management strategy. We do not now or in the future intend to use derivative financial instruments for trading purposes.

ITEM 8. Consolidated Financial Statements and Supplementary Data

                           RIVERSTONE NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Independent Auditors' Report..........................................    39

Consolidated Financial Statements

Consolidated Balance Sheets--February 29, 2000 and March 3, 2001......    40

Consolidated Statements of Operations--Years ended February 28, 1999,
 February 29, 2000, and March 3, 2001.................................    41

Consolidated Statements of Cash Flows--Years ended February 28, 1999,
 February 29, 2000, and March 3, 2001.................................    42

Consolidated Statements of Stockholders' Equity--Years ended February
 28, 1999, February 29, 2000, and March 3, 2001.......................    43

Notes to Consolidated Financial Statements............................    44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Riverstone Networks, Inc.:

  We have audited the accompanying consolidated balance sheets of Riverstone Networks, Inc. (the "Company") as of February 29, 2000 and March 3, 2001 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended March 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2000 and March 3, 2001 and the results of their operations and their cash flows for the three-year period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Mountain View, California
March 22, 2001, except as to note 23 which is as of March 28, 2001

                           RIVERSTONE NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                         February 29, March 3,
                                                             2000       2001
                                                         ------------ --------
                         Assets
Current Assets:
  Cash and cash equivalents.............................  $     --    $136,765
  Cash due from parent..................................        --      31,184
  Short-term Investments................................        --      21,540
  Accounts receivable, net of allowance for doubtful
   accounts ($1,672 and $3,371 at February 29, 2000 and
   March 3, 2001, respectively).........................      9,240     29,891
  Accounts receivable, related parties..................        --       1,241
  Inventories, net......................................      5,638     11,169
  Due from employees and officers.......................        220        374
  Prepaid expenses and other current assets.............      2,547      9,384
                                                          ---------   --------
    Total current assets................................     17,645    241,548
                                                          ---------   --------
  Due from employees and officers, long term............        216        600
  Property and equipment, net...........................      5,833     14,020
  Goodwill, net.........................................      9,554      7,875
                                                          ---------   --------
    Total assets........................................  $  33,248   $264,043
                                                          =========   ========
          Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, current portion........................  $      98   $    --
  Accounts payable......................................        --      19,931
  Accounts payable, related parties.....................        --       4,583
  Deferred revenue......................................      2,429     10,550
  Accrued expenses......................................      3,693     10,197
                                                          ---------   --------
    Total current liabilities...........................      6,220     45,261
                                                          ---------   --------
Commitments and contingencies
Stockholders' equity:
  Series A Convertible Preferred Stock $.01 par value
   per share, 92,088,135 shares authorized, no shares
   issued and outstanding...............................        --         --
  Common Stock, $.01 par value per share, 250,000,000
   shares authorized, 107,490,205 shares issued and
   outstanding at March 3, 2001.........................        --       1,075
  Additional paid in capital............................        --     269,200
  Accumulated deficit...................................   (264,432)   (41,488)
  Cabletron Systems equity..............................    291,472        --
  Unearned stock-based compensation.....................        --      (9,708)
  Accumulated other comprehensive income................        (12)      (297)
                                                          ---------   --------
    Total stockholders' equity..........................     27,028    218,782
                                                          ---------   --------
Total liabilities and stockholders' equity..............  $  33,248   $264,043
                                                          =========   ========

        See accompanying notes to the consolidated financial statements

                           RIVERSTONE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                     Years ended
                                         -------------------------------------
                                         February 28,  February     March 3,
                                             1999      29, 2000       2001
                                         ------------ -----------  -----------
Net revenues............................  $    3,284  $    23,076  $    98,258
Cost of revenues........................       3,009       11,976       43,271
Stock-based compensation................         --           --           197
                                          ----------  -----------  -----------
  Total cost of revenues................       3,009       11,976       43,468
                                          ----------  -----------  -----------
    Gross Profit........................         275       11,100       54,790
Operating expenses:
  Research and development (excludes
   stock-based compensation of $1,081
   for the twelve months ended March 3,
   2001)................................      26,647       30,691       41,959
  Sales and marketing (excludes stock-
   based compensation of $1,392 for the
   twelve months ended March 3, 2001)...       3,188        9,279       35,578
  General and administrative (excludes
   stock-based compensation of $28,653
   for the twelve months ended March 3,
   2001)................................       5,025        8,534       14,042
  Stock-based compensation..............         --           --        31,126
  Special charges.......................     150,382          --           --
                                          ----------  -----------  -----------
    Total operating expenses............     185,242       48,504      122,705
                                          ----------  -----------  -----------
    Operating loss......................    (184,967)     (37,404)     (67,915)
Interest expense/(income), net..........          28           27       (2,139)
                                          ----------  -----------  -----------
    Net loss............................  $ (184,995) $   (37,431) $   (65,776)
                                          ==========  ===========  ===========
Net loss per share:
  Basic and diluted.....................  $(1,849.95) $   (374.31) $    (13.96)
                                          ==========  ===========  ===========
Weighted average number of shares
 outstanding:
  Basic and diluted.....................         100          100    4,711,995
                                          ==========  ===========  ===========
Pro forma net loss per share
 (unaudited):
  Basic and diluted.....................              $      (.41) $      (.71)
                                                      ===========  ===========
Pro forma weighted average number of
 shares outstanding (unaudited):
  Basic and diluted.....................               92,088,235   92,763,390
                                                      ===========  ===========

        See accompanying notes to the consolidated financial statements

                           RIVERSTONE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Years ended
                                             ----------------------------------
                                             February 28, February 29, March 3,
                                                 1999         2000       2001
                                             ------------ ------------ --------
Cash flows from operating activities:
Net Loss...................................   $(184,995)    $(37,431)  $(65,776)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization............       4,534        4,975      7,640
  Provision for losses on accounts
   receivable..............................          30        1,642      1,808
  Stock-based compensation.................         --           --      31,323
  Other non cash charges...................     150,382          --         --
  Changes in assets and liabilities (net of
   effects of acquisition of business):
    Accounts receivable and accounts
     receivable, related parties...........        (355)     (10,570)   (23,985)
    Inventories............................      (1,691)      (3,947)    (5,531)
    Prepaid expenses and other assets......      (2,461)         274     (7,375)
    Accrued expenses and accounts payable..      (2,458)       2,384     31,018
    Deferred revenue.......................          45        2,349      8,121
                                              ---------     --------   --------
      Net cash used in operating
       activities..........................     (36,969)     (40,324)   (22,757)
                                              ---------     --------   --------
Cash flows from investing activities:
Capital expenditures.......................      (3,790)      (4,071)   (14,148)
Purchase of short-term investments.........         --           --     (21,540)
                                              ---------     --------   --------
      Net cash used in investing
       activities..........................      (3,790)      (4,071)   (35,688)
                                              ---------     --------   --------
Cash flows from financing activities:
Principal payments on note payable.........         (96)        (123)       (98)
Cash used in acquisition of business, net
 of cash received..........................      (1,580)         --         --
Net transfer from Cabletron................      42,435       44,518     63,983
Proceeds from issuance of stock purchase
 rights....................................         --           --       7,168
Proceeds from issuance of common stock.....         --           --     155,341
                                              ---------     --------   --------
      Net cash provided by financing
       activities..........................      40,759       44,395    226,394
                                              ---------     --------   --------
Net increase in cash and cash equivalents..         --           --     167,949
Cash and cash equivalents, at beginning of
 period....................................         --           --         --
                                              ---------     --------   --------
Cash and cash equivalents, at end of
 period....................................   $     --      $    --    $167,949
                                              =========     ========   ========
Other cash flow information:
  Cash paid for interest...................   $      25     $     24   $      4
                                              =========     ========   ========
Non-cash investing and financing
 activities:
  Unearned stock-based compensation........   $     --      $    --    $ 11,099
                                              =========     ========   ========

        See accompanying notes to the consolidated financial statements

                           RIVERSTONE NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                           Series A                                                          Accumulated
                          Convertible        Additional             Cabletron    Unearned       Other
                           Preferred  Common  Paid in   Accumulated  Systems   Stock Based  Comprehensive
                             Stock    Stock   Capital     Deficit    Equity    Compensation     Loss       Totals
                          ----------- ------ ---------- ----------- ---------  ------------ ------------- ---------
Balances, February 28,
 1998...................     $ --     $  --   $    --    $(42,006)  $  44,343    $    --        $ --      $   2,337
 Components of
  comprehensive loss:
 Net loss...............       --        --        --    (184,995)        --          --          --       (184,995)
 Total comprehensive
  loss..................       --        --        --    (184,995)        --          --          --       (184,995)
 Net transfers from
  Cabletron.............       --        --        --         --      205,577         --          --        205,577
                             -----    ------  --------   --------   ---------    --------       -----     ---------
Balances, February 28,
 1999...................       --        --        --    (227,001)    249,920         --          --         22,919
                             -----    ------  --------   --------   ---------    --------       -----     ---------
 Components of
  comprehensive loss:
 Net loss...............       --        --        --     (37,431)        --          --          --        (37,431)
 Accumulated translation
  adjustments...........       --        --        --         --          --          --          (12)          (12)
                             -----    ------  --------   --------   ---------    --------       -----     ---------
 Total comprehensive
  loss..................       --        --        --     (37,431)        --          --          (12)      (37,443)
 Net transfers from
  Cabletron.............       --        --        --         --       41,552         --          --         41,552
                             -----    ------  --------   --------   ---------    --------       -----     ---------
Balances, February 29,
 2000...................       --        --        --    (264,432)    291,472         --          (12)       27,028
                             -----    ------  --------   --------   ---------    --------       -----     ---------
 Components of
  comprehensive loss:
 Net loss...............       --        --        --     (65,776)        --          --          --        (65,776)
 Accumulated translation
  adjustments...........       --        --        --         --          --          --         (285)         (285)
                             -----    ------  --------   --------   ---------    --------       -----     ---------
 Total comprehensive
  loss..................       --        --        --     (65,776)        --          --         (285)      (66,061)
 Issuance of stock
  purchase rights to
  strategic investors...       --        --      7,168        --          --          --          --          7,168
 Issuance of common
  stock--initial public
  offering, net.........       --        100   108,664        --          --          --          --        108,764
 Exercise of stock
  purchase rights.......       --         54    46,523        --          --          --          --         46,577
 Unearned stock-based
  compensation related
  to stock option
  grants................       --        --     11,099        --          --      (11,099)        --            --
 Amortization of
  unearned stock-based
  compensation..........       --        --        --         --          --        1,391         --          1,391
 Compensation for stock
  option grants to non-
  employees.............       --        --     27,798        --          --          --          --         27,798
 Compensation for stock
  option grants to
  consultants...........       --        --      2,134        --          --          --          --          2,134
 Net transfers from
  Cabletron.............       --        --        --         --       63,983         --          --         63,983
 Transfer to preferred
  stock and additional
  paid in capital.......       921       --     65,814    288,720    (355,455)        --          --            --
 Conversion of preferred
  stock to common
  stock.................      (921)      921       --         --          --          --          --            --
                             -----    ------  --------   --------   ---------    --------       -----     ---------
Balances, March 3,
 2001...................     $ --     $1,075  $269,200   $(41,488)  $     --     $ (9,708)      $(297)    $ 218,782
                             =====    ======  ========   ========   =========    ========       =====     =========

        See accompanying notes to the consolidated financial statements

                           RIVERSTONE NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)

Note (1) Business Operations

  On February 10, 2000, Cabletron Systems, Inc. ("Cabletron") announced its plan to create an independent publicly-traded company, Riverstone Networks, Inc. ("Riverstone" or the "Company"), comprised of Cabletron's Internet infrastructure solutions business for Internet service providers and other service providers. After completion of Riverstone's initial public offering on February 22, 2001, Cabletron owned 92,088,235 shares of common stock, representing approximately 86% of Riverstone's outstanding common stock.

  On July 26, 1996, Zeitnet was acquired by Cabletron in a transaction accounted for as a pooling of interests transaction and became a wholly owned subsidiary of Cabletron. Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares of Zeitnet (as well as all shares to be issued pursuant to Zeitnet options assumed by Cabletron).

  On March 17, 1998, Yago was acquired by Cabletron in a purchase transaction (discussed more fully in footnote 7) and became a wholly owned subsidiary of Cabletron. Cabletron has renamed Yago to Riverstone.

  On June 3, 2000, Cabletron, Riverstone and certain related parties entered into a Transformation Agreement, and Cabletron and Riverstone entered into a Contribution Agreement. In accordance with the Transformation Agreement, Cabletron transferred to Riverstone the Cabletron-owned assets and liabilities which related to the Riverstone business on August 28, 2000 (the "Contribution Date"). Zeitnet was also contributed to and then merged into Riverstone. These accompanying financial statements reflect the historical basis of the Cabletron-owned assets and liabilities which were transferred at the Contribution Date.

  The Company designs and manufactures routers and switches that enable service providers to convert electrical and optical bandwidth into value-added services for their customers.

Note (2) Summary of Significant Accounting Policies

 (a) Principles of Consolidation and Basis of Presentation

  The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Riverstone business during each respective period. The consolidated financial statements have been prepared using Cabletron's historical basis in the assets and liabilities and the historical results of operations of Riverstone. Changes in Cabletron Systems equity represent Cabletron's transfer of its net investment in Riverstone, after giving effect to the net loss of Riverstone plus net cash transfers and other transfers to and from Riverstone.

  The consolidated financial statements include allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service,

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company's and Cabletron's management believe to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the financial position or results of operations that would have occurred if the Company were a stand-alone entity on the dates indicated. See note 18 for detailed explanations regarding transactions with related parties.

 (b) Fiscal Year-End

  Prior to March 1, 2000, the Company's fiscal year ended on the last calendar day of February. Effective March 1, 2000 the Company has changed its year end to a 52-53 week fiscal year ending on the Saturday closest to the last calendar day in February. This change has not had a significant effect on consolidated financial results.

 (c) Cash, Cash Equivalents and Short-Term Investments

  Historically, Cabletron has managed cash and cash equivalents on a centralized basis. Cash receipts associated with Riverstone's business have been recorded by Cabletron on Riverstone's behalf and Cabletron has funded Riverstone's disbursements.

  Beginning February 2001, after receipt of proceeds from the initial public offering, Riverstone has managed a portion of its cash equivalents and short-term investments. The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents and short-term investments consist of money market funds, commercial paper, government securities, auction rate securities, and corporate securities. All short-term investments are classified as available-for-sale and are carried at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' net investment when significant.

 (d) Inventories

  Inventories are stated at the lower of cost or market. Costs are determined at standard cost which approximates the first-in, first-out (FIFO) method.

 (e) Revenue Recognition

  The Company generally recognizes revenue upon shipment of products provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. During the fiscal years ending February 28, 1999, February 29, 2000 and March 3, 2001, service and maintenance revenue was $84, $962 and $7,082, respectively. When the Company provides a combination of products and services to a customer, revenue is allocated based on the relative fair values. The Company does not currently offer a right of return to its customers and through March 3, 2001 has not recognized any related accruals. Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. The Company's warranty period typically extends 12 months from the date of shipment.

  Lease Financing. The Company enters into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to the

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

Company. In certain transactions, the Company has guaranteed a portion of the customer's lease payments to be made to the lessor. The Company records these transactions consistent with Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS 13") and related interpretations. Substantially all of the Company's customer leasing transactions involve capital leases. When the Company provides a financing guarantee, it records revenue at the time of shipment, subject to a sales reserve. The Company bases the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience. Accordingly, the Company has deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users. As of February 29, 2000 and March 3, 2001, the Company had guaranteed payments associated with lease transactions of approximately $3,077, and $10,138, respectively.

  Beginning in the quarter ended June 3, 2000, the Company began reselling software licenses through its commercial agreement with Aprisma Management Technologies, Inc., a wholly owned subsidiary of Cabletron. Software license revenues, which related to sales of Aprisma's Spectrum licenses and other third party software licenses, amounted to $4,934 during the twelve month period ended March 3, 2001, and were recognized in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), as modified by Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-9"). Accordingly the Company recognizes license revenue upon the delivery of the software provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collection of the resulting receivable is probable.

 (f) Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying value of long-lived assets to undiscounted expected future cash flows. When the comparison indicates that the carrying value of those assets is greater than the respective undiscounted cash flows an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

 (g) Goodwill

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, is recorded at cost less accumulated amortization. Purchased in-process research and development without alternative future use is expensed when acquired. Amortization of goodwill is provided on a straight-line method over the estimated useful life of the asset. The Company assesses the recoverability of goodwill quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will determine whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired business. If the goodwill amortization cannot be fully recovered, the amount of goodwill impairment is based on projected discounted future cash flows or appraised values, depending on the nature of the asset. In addition, the Company continually evaluates the periods of amortization associated with goodwill not identified with an impaired asset to determine whether events and circumstances warrant revised estimates of useful lives.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

 (h) Advertising Costs

  The Company expenses advertising costs as incurred. Total advertising expense was $1,969 for the fiscal year ending March 3, 2001. In prior years advertising expenses were part of the allocated costs from Cabletron.

 (i) Research and Development Costs

  The Company expenses research and development costs as incurred.

 (j) Stock-Based Compensation Plans

  As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, no accounting recognition is given to stock options granted to employees of the Company at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Expense associated with stock-based compensation under APB 25 is being amortized on a straight-line basis over the vesting period of four years. The pro forma impact on earnings has been disclosed in the notes to the Consolidated Financial Statements as required by SFAS 123. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services ("EITF 96-18").

  In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN 44"), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The Company adopted FIN 44 effective July 1, 2000 with no impact on its historical consolidated statements and related disclosures.

 (k) Income Taxes

  Riverstone's operating results historically have been included in Cabletron's consolidated U.S. and state income tax returns and in the tax returns of certain Cabletron foreign subsidiaries. The provision for income taxes in Riverstone's consolidated financial statements has been determined using the separate company return method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

 (l) Historical Net Loss Per Share

  Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") for all periods presented. In accordance with SFAS 128, basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, which consists of Cabletron's 100 shares of common ownership for the year ended February 29, 2000 and 4,711,995 shares for the year ended March 3, 2001. For the twelve month period ended March 3, 2001, Riverstone has excluded all outstanding stock options as well as stock purchase rights held by private investors from the calculation of diluted net loss per common share because all such securities are anti-dilutive for that period.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

 (m) Unaudited Pro Forma Basic and Diluted Net Loss Per Share

  At March 3, 2001, options to purchase 35,686,730 shares of common stock of the Company at an average exercise price of $5.01 per share have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive. In addition, in connection with Cabletron's distribution of the Company's Common Stock, all holders of certain Cabletron stock options that have not been exercised will receive additional Riverstone options. The actual number of Riverstone stock options to be issued with respect to outstanding Cabletron stock options will not be determined until the distribution date. See note 15.

  As described in note 18, the Series A Convertible Preferred Stock automatically converted into common stock at the 1:1 conversion rate upon the closing of an underwritten firm commitment public offering of shares of the common stock of the initial public offering of the Company. The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the years ended February 29, 2000 and March 3, 2001 reflects the impact on unaudited pro forma basic and diluted net loss per share of such conversion as of the beginning of each period using the if-converted method.

  The reconciliation of the numerators and denominators of the unaudited pro forma basic and diluted loss per share computation for the Company's reported net loss is as follows:

  Pro Forma Basic and Diluted Loss Per Share

                                                            Year Ended
                                                      ------------------------
                                                       February     March 3,
                                                       29, 2000       2001
                                                      -----------  -----------
Numerator:
  Net loss........................................... $   (37,431) $   (65,776)
                                                      -----------  -----------
Denominator
  Common stock.......................................         100      675,255
  Assumed conversion of preferred stock..............  92,088,135   92,088,135
                                                      -----------  -----------
  Weighted average number of diluted shares
   outstanding.......................................  92,088,235   92,763,390
                                                      -----------  -----------
Basic and diluted loss per share..................... $      (.41) $      (.71)
                                                      ===========  ===========

 (n) Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See also note 18.

 (o) Foreign Currency Translation and Transaction Gains and Losses

  The Company's international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive income, a component of stockholder's equity. Where the U.S. dollar is the functional

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

currency, amounts are recorded at the exchange rates in effect at the time of the transaction, and any resulting translation adjustments, which were not material, are recorded in the Statement of Operations.

 (p) Software Development Costs

  Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with Financial Accounting Standards Board Statement No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed ("SFAS 86"). The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

 (q) New Accounting Pronouncements

  In June 1998, the FASB issued Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), that establishes accounting and reporting requirements for derivative instruments and for hedging activities. FAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value.

  In June 1999, the FASB issued Financial Accounting Standards Board Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") which delayed the effective date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Financial Accounting Standards Board Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ("SFAS 138"), which will be adopted concurrently with SFAS 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. We believe that adoption of these statements will not have a significant impact on our results of operations and financial position.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 summarizes the SEC's views of applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on our revenue recognition policy or results of operations.

Note (3) Cash Equivalents and Short-Term Investments

  At March 3, 2001, the fair value of the Company's cash equivalents and short-term investments approximated cost. Accordingly, the difference between the cash equivalents and short term investment portfolio's fair value and its cost has not been presented as a separate component of stockholder's net investment. Cash equivalents and short-term investments managed by Riverstone consist of the following at March 3, 2001 :

   Money market funds................................................. $ 77,369
   Commercial paper...................................................   25,904
   Government securities..............................................    9,376
   Corporate notes....................................................    1,415
                                                                       --------
                                                                       $114,064
                                                                       ========
   Included in cash and cash equivalents..............................   92,524
   Included in short-term investments.................................   21,540
                                                                       --------
                                                                       $114,064
                                                                       ========

                           RIVERSTONE NETWORKS, INC.

               (in thousands, except share and per share amounts)


Note (4) Inventories

  Inventories consist of the following at February 29, 2000 and March 3, 2001:

                                                           February 29, March 3,
                                                               2000       2001
                                                           ------------ --------
   Raw materials..........................................    $2,764    $ 2,473
   Finished goods.........................................       205      3,557
   Consignment............................................     2,669      5,139
                                                              ------    -------
     Total inventories....................................    $5,638    $11,169
                                                              ======    =======

Note (5) Prepaid Expenses and Other Assets

  Prepaid expenses and other assets consist of the following at February 29, 2000 and March 3, 2001:

                                                           February 29, March 3,
                                                               2000       2001
                                                           ------------ --------
   Due from vendor........................................    $2,159    $ 3,703
   Due from customers.....................................       --       3,593
   Other..................................................       388      2,088
                                                              ------    -------
     Total................................................    $2,547    $ 9,384
                                                              ======    =======

  Due from vendor represents amounts due from the Company's contract manufacturer for inventory that the Company has purchased from third parties and transferred to its contract manufacturer.

  Due from customers represents amounts due from the Company's customers related to Enterasys sales to those customers as explained in more detail in note 18.

Note (6) Property and Equipment

  Property and equipment consist of the following at February 29, 2000 and March 3, 2001:

                                           February 29, March 3,   Estimated
                                               2000       2001    useful lives
                                           ------------ --------  ------------
   Equipment..............................   $13,270    $ 26,400   3-5 years
   Furniture and fixtures.................       238       1,256   5-7 years
                                             -------    --------
                                             $13,508    $ 27,656
   Less accumulated depreciation and
    amortization..........................    (7,675)    (13,636)
                                             -------    --------
                                             $ 5,833    $ 14,020
                                             =======    ========

Note (7) Business Combinations

  Intangible assets consist of the following at February 29, 2000 and March 3, 2001:

                                                                       Estimated
                                                February 29, March 3,   useful
                                                    2000       2001      life
                                                ------------ --------  ---------
   Goodwill....................................   $13,568    $13,568    8 years
   Less accumulated amortization...............    (4,014)    (5,693)
                                                  -------    -------
                                                  $ 9,554    $ 7,875
                                                  =======    =======

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


  On March 17, 1998, Cabletron acquired Yago, a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately 25% of Yago's capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction did not attain a market value of $35 per share eighteen months after the closing of the transaction. However, the agreement did not guarantee a minimum value to be received by Yago shareholders. On September 8, 1999, Cabletron issued approximately 5.2 million shares of Cabletron common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement.

  Cabletron renamed Yago to Riverstone. The purchase accounting for the acquisition of Yago has been pushed down by Cabletron to Riverstone.

  Riverstone recorded the cost of the acquisition of Yago at approximately $165.7 million, including direct costs of $2.6 million, based on the market value as of the acquisition date of shares issued and the maximum number of shares that could be issued. This acquisition has been accounted for under the purchase method of accounting. Riverstone's consolidated results of operations include the operating results of Yago from the acquisition date. Based on an independent appraisal, approximately $150.0 million of the purchase price was allocated to in-process research and development. Accordingly, Riverstone recorded special charges of $150.0 million for this in-process research and development at the date of acquisition. The value assigned to in process research and development was determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Yago's next-generation switching router family of products and technologies. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, Cabletron expensed these costs as of the acquisition date.

  The excess of cost over the estimated fair value of net assets acquired of $16.3 million was allocated to goodwill and is being amortized on a straight-line basis over a period of eight years. The amount allocated to goodwill was decreased during the year ended February 29, 2000 due to the recognition of Yago pre-acquisition net operating losses as a result of a change in the federal separate return limitation year rule.

  At the time of its acquisition, Yago was a development stage company that had spent approximately $5.6 million on research and development focused on the development of advanced gigabit switching technology. All of Yago's efforts since its inception had been directed towards the introduction of an advanced gigabit Layer-2, Layer-3, and Layer-4 switching and router product family. Yago had no developed products or technology and had not generated any revenues as of its acquisition date. At the time, Yago was testing the technology related to the MSR8000, its first product to be released, and was developing its MSR16000/8600 family of products. These two primary development efforts were made up of six significant research and development components, which were ongoing at the acquisition date. These component efforts included continued MSR8000 development and testing, research and development of the MSR2000 (a desktop version of the MSR8000), development of the MSR8600, development of Wide Area Network interfaces for its switching products, routing software research and development, and device management software research and development.

  The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the two years following the acquisition and Cabletron expected to begin generating the economic benefits from the technologies in the second half of fiscal 1999. Expenditures to complete the MSR technology were expected to total approximately $10.0 million two years following the acquisition.

  At the time of the acquisition, Cabletron anticipated generating significant increases in revenues and undiscounted cash flows from the acquisition of Yago with a projected peak in 2003 and then a decline as other new products and technologies were projected to enter the market. To date, the results generated from Yago-based projects have not differed materially from the original forecast assumptions. As noted in note 1, the Company makes up Cabletron's Internet infrastructure solutions business for Internet service providers and other service providers. Cabletron also maintains a significant enterprise market business. The Yago-based products began generating significant revenue for the enterprise markets during Cabletron's fiscal year ended February 28, 1999. This began with the release of a fully featured MSR8000 in July 1998 and continued with the release of the MSR16000 product. Cabletron continued to increase sales of products based on the Yago in-process projects in the enterprise market during the fiscal year ended February 29, 2000 based on additional, successful product introductions including the MSR8600, MSR2000 and Wide Area Network interfaces. Based on Riverstone's markets the Company began to experience significant revenue growth from the Yago products beginning in the third and fourth quarters of the fiscal year ended February 29, 2000. This reflected the growth of the service provider marketplace and acceptance of the underlying Yago technology as it pertained to the service provider market.

  The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. As of the valuation date, Yago had no existing products and accordingly all revenue growth in the first several years was related to the in-process technologies.

  The estimated revenues for the in-process projects were projected to peak in 2003 and then decline as other new products and technologies were projected to enter the market. Cost of sales was estimated based on Yago's internally generated projections and discussions with management regarding anticipated gross margin improvements. Selling, general and administrative expenses were projected to remain constant. Research and development expenses were projected to decrease as a percentage of sales as the in-process projects were completed.

  The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 45% to 50% were used for the business enterprise and for the in-process research and development. Cabletron believed these rates were appropriate because they were commensurate with Yago's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the uncertainty of technological advances that were unknown at that time.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


  The projected and actual results to date have been materially consistent. The majority of the projects in-process at the time of the acquisition have been completed reasonably consistently with the planned schedule and the initial products have been brought to market. The Company continued to work toward the completion of some of the projects underway at Yago at the time of the acquisition as well as the follow-on projects based on the underlying technology associated with the acquired in-process projects. Research and development expenditures since the acquisition have not differed materially from expectations. The risks associated with these continued efforts, including the follow-on projects, are still considered significant, and no assurance can be made that the Company's upcoming products will meet market expectations. The Company expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the research and development programs.

  Such factors as efforts to achieve technical viability, uncertainty regarding standards required for new products, the rapid pace of changing technology inherent in the industry the Company customers operates, as well as competitive threats contribute to the significant risks of completing the development of these technologies. The nature of the efforts to develop the acquired technologies into commercially viable products consist principally of planning, designing, and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on the Company's business and operating results and a portion of the value of the in-process research and development might never be realized.

  The purchase price for the acquisition of Yago during the year ended February 28, 1999 was allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition. The total cost of the acquisition during the year ended February 28, 1999 is summarized as follows:

   Cash paid for acquisitions......................................... $  1,897
   Less cash acquired.................................................      317
                                                                       --------
   Net cash paid for acquisition......................................    1,580
   Common stock issued................................................  163,142
   Assumed liabilities................................................      933
                                                                       --------
     Purchase price................................................... $165,655
                                                                       ========

  The following is a supplemental disclosure of noncash transactions in connection with the Yago acquisition for the year ended February 28, 1999:

   Fair value of asset acquired...................................... $  17,602
   In-process research and development...............................   150,000
   Assumed liabilities...............................................    (2,880)
   Common stock issued...............................................  (163,142)
                                                                      ---------
     Cash portion of acquisition..................................... $   1,580
                                                                      =========

  During the year ended February 29, 2000, Cabletron realized approximately $2.9 million in tax benefit from utilization of net loss carryforwards that it acquired in the acquisition of Yago. Goodwill was reduced by $2.9 million at February 29, 2000 and amortization expense decreased from approximately $510 thousand per quarter to $380 thousand per quarter as a result.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


Note (8) Accrued Expenses

  Accrued expenses consist of the following at February 29, 2000 and March 3, 2001:

                                                           February 29, March 3,
                                                               2000       2001
                                                           ------------ --------
   Payroll and related expenses...........................    $2,758    $ 4,071
   Sales tax payable......................................       --         898
   Product warranty.......................................       584        533
   Offering costs.........................................       --         600
   Other..................................................       351      4,095
                                                              ------    -------
     Total................................................    $3,693    $10,197
                                                              ======    =======

Note (9) Notes Payable

  The Company maintained a note payable associated with a financing arrangement to provide equipment financing assumed as part of the Yago acquisition. Borrowings under this arrangement carried interest at an effective rate of 9%, were repayable over 36 months and were secured with the assets purchased. The note was paid in full during the twelve month period ended March 3, 2001.

Note (10) Income Taxes

  No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                           February 28, February 29, March 3,
                                               1999         2000       2001
                                           ------------ ------------ --------
   Statutory federal income tax (benefit)
    rate..................................    (35.0)%      (35.0)%    (35.0)%
   Nondeductible goodwill and intangi-
    bles..................................     28.8          2.0        0.8
   Other..................................     (0.1)        (1.1)      (3.0)
   Stock based compensation...............      0.0          0.0       15.5
   Unbenefitted losses....................      6.3         34.1       21.7
                                              -----        -----      -----
                                                0.0%         0.0%       0.0%
                                              =====        =====      =====

  The Company's operating results have been included in Cabletron's consolidated U.S. and state income tax returns and in tax returns of certain Cabletron foreign subsidiaries. Cabletron has utilized, or is expected to utilize, a portion of the Company's net operating losses and research credits. Through the Contribution Date, no deferred tax benefit has been recognized for the net operating losses utilized by Cabletron because they will not be available to Riverstone, and, under the separate return method, Riverstone would not have been able to recognize the tax benefit. Effective as of the Contribution Date, Cabletron is required to reimburse the Company for any tax losses attributable to the Company that are utilized by Cabletron and the Company is required to reimburse Cabletron for any tax liabilities attributable to the Company that is paid by Cabletron. For the period from the Contribution Date through March 3, 2001 Riverstone has received no reimbursement from Cabletron under this agreement. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


  For the year ended February 28, 1999, Riverstone recorded a special charge of $150 million for in-process research and development relating to the acquisition of Yago. This charge was not deductible for tax purposes which decreased the Company's taxable loss by the $150 million.

  Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of federal deferred tax assets (liabilities) are comprised of the following:

                                                          February 29, March 3,
                                                              2000       2001
                                                          ------------ --------
   Deferred tax assets:
     Accounts receivable.................................   $   832    $  1,800
     Accrued expenses....................................       404         --
     Accruals and other reserves.........................       386       1,478
     Loss and tax credit carryforwards...................       458      24,815
     Depreciation and amortization.......................       162         247
     Inventory...........................................     1,065       2,103
     Stock based compensation............................       --          864
     Capitalized R&D.....................................     1,086         519
                                                            -------    --------
       Total gross deferred tax assets...................     4,393      31,826
     Less valuation allowance............................    (4,393)    (31,826)
                                                            -------    --------
       Net deferred tax assets...........................       --          --
   Deferred tax liabilities:
     Depreciation and amortization.......................       --          --
                                                            -------    --------
       Total gross deferred liabilities..................       --          --
                                                            -------    --------
       Net deferred tax assets...........................   $   --     $    --
                                                            =======    ========

  Valuation allowance decreased by $6.7 million and increased by $27.4 million for the years ended February 29, 2000 and March 3, 2001, respectively. A portion of the increase in valuation allowance for the year ended March 3, 2001 in the amount of $11.6 million relates to the contribution of tax attributes available to Riverstone under the tax sharing agreement.

  As of March 3, 2001, the Company has $50.8 million of net operating loss carryforwards, which will expire in fiscal years 2009 through 2020, of which $4.1 million represents deductions from exercises of stock options and $12.3 million are limited pursuant to Internal Revenue Code Section 382. As of March 3, 2001, the Company has $4.6 million of tax credit carryforwards which will expire in fiscal years 2009 through 2020, of which $0.5 million are related to acquired subsidiaries and are limited pursuant to Internal Revenue Code
Section 382. The tax benefits relating to the exercise of incentive stock options by Riverstone employees will result in a benefit to additional paid in capital and a reduction to the valuation allowance when realized. The tax benefits related to the tax credits from acquired subsidiaries, when realized, will be recorded as a decrease in goodwill and other non-current intangible assets. The utilization of these tax credits are limited pursuant to Internal Revenue Code Section 382, which imposed an annual limitation on the utilization of loss carryforwards following prior ownership changes. An ownership change is generally defined as a change in more than 50 percent of the ownership of the company.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


Note (11) Financial Instruments and Concentration of Credit Risk

  The carrying amounts of trade receivables, amounts due from employees and officers, prepaid expenses and other assets, deferred revenue, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company's end-user customers, which include carriers, Internet service providers, content hosting providers, and metropolitan service providers, some of which can be thinly capitalized start-up companies. The Company also guarantees certain lease payments that its customers make to third party leasing companies. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral or other security against trade receivable balances; however, it does maintain an allowance for potential credit losses and such losses have been within management's expectations. Due to recent public market volatility, a number of the Company's current or prospective customers may be unable to raise funding through the issuance of their equity securities or otherwise in a timely fashion. This difficulty could result in an increased need for financing provided either by the Company or with the Company's assistance and an increased risk of customer default.

  The following individual customers accounted for 10% or more of total revenue and accounts receivable for the periods indicated:

                                              Years Ended
                                   ---------------------------------- ----------
                                                                          At
                                   February 28, February 29, March 3,  March 3,
                                       1999         2000       2001      2001
                                   ------------ ------------ -------- ----------
                                                Revenue                Accounts
                                                                      Receivable
   Customer A.....................     -- %          11%       -- %      -- %
   Customer B.....................     --            15        --        --
   Customer C.....................      20           14        --        --
   Customer D.....................     --            12        --        --
   Customer E.....................      46          --         --        --
   Customer F.....................     --           --          11        28

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


Note (12) Segment and Geographical Information

  Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions how to allocate resources and assess performance. To date, the chief operating decision maker has viewed the Company's operations as principally one segment, Cabletron's Internet infrastructure solutions business for Internet service providers and other service providers. Revenue amounts are based on product shipment destination. Revenues from unaffiliated customers by geographic region are as follows:

                                          Years Ended
                               ----------------------------------
                               February 28, February 29, March 3,
                                   1999         2000       2001
                               ------------ ------------ --------
   Sales to unaffiliated
    customers (trade):
     United States...........     $3,284      $17,673    $63,705
     United Kingdom..........        --         3,472      7,079
     Other...................        --         1,931     23,484
                                  ------      -------    -------
   Total trade sales.........      3,284       23,076     94,268
   Sales to related parties..        --           --       3,990
                                  ------      -------    -------
   Total sales...............     $3,284      $23,076    $98,258
                                  ======      =======    =======

  Substantially all of the Company's assets are located in the United States.

Note (13) Legal Proceedings

  A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States district court for the district of New Hampshire and, following transfer, is pending in the district of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron's revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. The plaintiffs timely served a second consolidated class action complaint, and Cabletron filed a motion to dismiss this second complaint. The district court has dismissed this complaint with prejudice. The plaintiffs may choose to appeal this ruling to the First Circuit Court of Appeals. If the plaintiffs were to appeal, prevail on appeal, and ultimately prevail on the merits of the case, Cabletron could be required to pay substantial damages.

  The Company has not assumed any liabilities from Cabletron for this litigation. The Company has not been named as a defendant in this litigation and none of its officers or directors is named as a defendant to this litigation. However, the plaintiffs might attempt to involve the Company in this litigation or might seek to have

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

the Company pay damages if Cabletron has insufficient assets to cover any resulting damages. Any involvement in this litigation could be protracted and may result in a diversion of management and other resources. The payment of substantial legal costs or damages, or the diversion of Company management and other resources, could have a material adverse effect on its business, financial condition or results of operations.

  The Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the condition or results of operations of the Company.

Note (14) Common Stock

  On February 22, 2001, Riverstone completed an initial public offering of 10,000,000 shares of common stock at a price of $12 per share. Concurrently with initial public offering, all outstanding shares of preferred stock were converted to a total of 92,088,135 shares of common stock. Proceeds from the offering were approximately $108,764 net of offering costs.

  After the Company's registration statement relating to the initial public offering had been declared effective, the strategic investors elected to exercise stock purchase rights such that the Company issued 5,401,970 shares of its common stock in respect of such rights. Net proceeds from the purchase rights exercise were approximately $46,577. See note 20.

Note (15) Stock Plans

 (a) Riverstone 2000 Equity Incentive Plan

  Riverstone's board of directors has adopted the Riverstone 2000 Equity Incentive Plan ("2000 Plan"), which provides for the grant of awards to employees or directors of, or consultants or advisors to, the Company as well as to certain employees of Cabletron and its subsidiaries. Awards under the 2000 Plan may consist of stock options (incentive or non-statutory), restricted and unrestricted stock awards, stock appreciation rights, deferred stock awards, performance awards, other stock-based awards and loans and supplemental grants. A total of 45,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. No participant may be granted options or stock appreciation rights in any calendar year with respect to more than 8,500,000 shares of common stock. Under the 2000 Plan, no more than 5,000,000 shares may be awarded to any participant as a stock based performance award in any three-year period, and no more than $5 million may be paid to any participant for any year under a cash performance award. The 2000 Plan is administered by Riverstone's board of directors or by a committee of the board, which determines the terms of awards subject to the terms of the 2000 Plan, subject to action by the compensation committee of the board of directors of Cabletron in the event of certain awards to executive officers.

  The Company has granted stock options under the 2000 Plan that provide for provisional vesting as to one-quarter of the shares subject to the options after one year (April 1, 2001 in the case of the initial grants) with monthly provisional vesting of the remainder ratably over the next three years. Actual vesting of these options, which have a maximum term of ten years, is not scheduled to occur earlier than at the end of four years (April 1, 2004 in the case of the initial grants) or, if earlier, upon a distribution by Cabletron of its shares of stock of the Company or upon a sale or other change in control of the Company. In the event of a sale or other change in control of the Company, vesting would also accelerate by ten months. The exercise price of these options has been set at the fair market value of the Company's stock on the date of grant, as determined by the board. Upon termination of employment, the unvested portion of these options would terminate and the remainder would remain exercisable for up to ninety days, with special rules applicable in the case of death. Consistent with the

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

terms of the 2000 Plan, the Company has also agreed that, upon the distribution by Cabletron to its shareholders of the Company stock owned by Cabletron, the Company will grant stock options to persons then holding options to acquire Cabletron stock, as described in more detail below. The Company had not issued any stock options through February 29, 2000.

  The following table reflects activity and exercise prices of stock options under this plan for the twelve months ended March 3, 2001.

                                                     Number    Weighted Average
                                                   of Shares    Exercise Price
                                                   ----------  ----------------
   Options outstanding, beginning of period.......        --        $ --
   Granted........................................ 36,888,330        4.98
   Exercised......................................        --          --
   Cancelled...................................... (1,201,600)       4.31
                                                   ----------       -----
   Options Outstanding, March 3, 2001............. 35,686,730        5.01
                                                   ----------       -----
   Options Exercisable, March 3, 2001.............        --        $ --
                                                   ==========       =====

  The following table summarizes information concerning currently outstanding Riverstone options as of March 3, 2001. Based on the vesting schedule discussed above, there were no options exercisable as of March 3, 2001.

    Range of                            Weighted-average
    exercise          Options         remaining contractual       Weighted-average
     prices         Outstanding           life (years)             exercise price
    --------        -----------       ---------------------       ----------------
  $0.01 -  3.50     27,384,200                 9.2                     $3.50
   3.51 -  7.00      1,135,500                 9.3                      7.00
   7.01 -  9.50      4,746,805                 9.4                      9.50
   9.51 - 12.50      2,420,225                 9.3                     12.30
                    ----------                ----                     -----
                    35,686,730                9.24                     $5.01
                    ==========                ====                     =====

  In connection with certain stock option grants to employees, the Company recorded approximately $11,099 of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at date of grant and the change in status of one individual from a Cabletron employee to a Riverstone employee during the twelve month period ended March 3, 2001. The compensation expense is being recognized over the options' vesting period of four years. As a result, the Company recorded stock-based compensation expense of $1,391 for the twelve month period ended March 3, 2001. For these options the Company expects to recognize stock-based compensation expenses of approximately $2,655, $2,655, $2,655 and $1,743 during its fiscal years 2002, 2003, 2004 and 2005.

  The Company granted approximately 2.8 million options to non-employees of the Company, primarily three officers of Cabletron and other employees of Cabletron and Enterasys. Because these individuals are not employees of the Company, the options have been subject to variable accounting. By approval of the Company's Board of Directors, these options were accelerated to become fully vested in November 2000, and become exercisable at the time Cabletron distributes its Company common stock to Cabletron stockholders, in connection with a sale of the Company or April 1, 2004, whichever occurs first. These individuals are generally restricted from transferring these options and in the case of the options granted to the three officers of Cabletron noted above, additional transfer restrictions apply to the underlying shares. Based on this acceleration the Company recorded compensation charges of approximately $24,937 which represented the fair value of the options using

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

the Black-Scholes option pricing model less the compensation charges previously recorded of $2,861 through the end of the Company's second quarter ended September 2, 2000 for total compensation for the twelve months ended March 3, 2001 of $27,798.

  The Company has also issued stock options to certain consultants in exchange for services during the twelve months ended March 3, 2001. The Company calculated the fair value of the stock options granted using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received. The Company incurred approximately $2,134 of compensation expense during the twelve months ended March 3, 2001 related to those options.

 (b) Cabletron Equity Incentive Plan

  The Company's employees have been eligible to participate in Cabletron's stock option plans. Under those plans Riverstone employees held approximately 3,179,885 and 2,895,115 stock options, as of February 29, 2000 and March 3, 2001, respectively, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

  Upon the distribution by Cabletron to its shareholders of the Company stock owned by Cabletron, the Company and Cabletron have agreed that the Company will grant to the then-holders of Cabletron stock options, including but not limited to Company employees holding Cabletron options, additional options under the 2000 Plan. The same distribution ratio of Company shares that applies in Cabletron's distribution to its shareholders will be used to determine the number of shares of Company stock subject to the additional Company options granted to holders of Cabletron options. The exercise price of the Cabletron options will be adjusted after the distribution, and the exercise price of the additional Company options will be determined, such that
(1) the aggregate amount of intrinsic value (that is, the difference between exercise price and stock value) in the two options immediately after the distribution does not exceed the intrinsic value in the Cabletron options immediately before the distribution and (2) the ratio of the exercise price per option to the market value per share is not reduced. The additional Company options will have the same vesting and exercisability provisions as the Cabletron options to which they relate, subject to special rules in the event of a sale or merger of the Company. The total number of Cabletron options outstanding at March 3, 2001 was 11,767,580.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


  A summary of Riverstone employee option transactions under the current Cabletron plans are follows:

                                                         Cabletron Options
                                                    ----------------------------
                                                    Number of   Weighted-Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
   Options outstanding at February 28, 1998........  3,566,210        15.61
                                                    ----------
   Options exercisable at February 28, 1998........    290,209        18.48
                                                    ----------
   Granted and assumed.............................  2,861,759         7.84*
   Exercised.......................................    (54,390)        1.13
   Cancelled....................................... (3,166,886)       15.93*
                                                    ----------
   Options outstanding at February 28, 1999........  3,206,693         8.60
                                                    ----------
   Options exercisable at February 28, 1999........    602,550        10.05
                                                    ----------
   Granted and assumed.............................    947,550        14.02
   Exercised.......................................   (298,660)        7.99
   Cancelled.......................................   (675,698)       10.15
                                                    ----------
   Options outstanding at February 29, 2000........  3,179,885         9.78
                                                    ----------
   Options exercisable at February 29, 2000........    619,166         8.76
                                                    ----------
   Granted and assumed.............................    168,643        13.86
   Exercised.......................................   (235,383)        7.08
   Cancelled.......................................   (218,030)       10.01
                                                    ----------
   Options outstanding at March 3, 2001............  2,895,115       $10.22
                                                    ==========
   Options exercisable at March 3, 2001............  1,019,632       $10.27
                                                    ==========

*In December 1997, employees holding outstanding stock options with a value exceeding $14.6875 per option were given the right to have their options canceled and repriced to $14.6875 per option. The repriced options will vest over a period of one to five years. In September 1998, employees holding outstanding stock options with a value exceeding $7.25 per option were given the right to have their options canceled and repriced to $7.25 per option. The repriced options will vest over a period of four to six years.

  The following table summarizes information concerning currently outstanding and exercisable Cabletron options held by Riverstone employees as of March 3, 2001:

                      Weighted-average
Range of                 remaining
exercise    Options     contractual    Weighted-average   Options   Weighted-average
 prices   Outstanding   life (years)    exercise price  exercisable  exercise price
--------  ----------- ---------------- ---------------- ----------- ----------------
$  .06 -
   6.30       51,007         6.5            $ 0.19          34,544       $ 0.18
  6.31 -
  7.85     1,773,636         6.8              7.25         613,363         7.25
  7.86 -
  9.85        70,710         8.1              8.85           8,190         8.76
  9.86 -
 11.85        40,530         6.4             10.89          20,367        10.59
 11.86 -
 13.85       685,151         8.1             13.60         235,425        13.54
 13.86 -
 23.85       159,080         8.4             17.78          55,774        17.55
 23.86 -
 33.85        96,501         7.2             28.28          48,723        29.42
 33.86 -
 49.25        18,500         9.0             42.57           3,246        39.73
           ---------        ----            ------       ---------       ------
           2,895,115        7.26            $10.22       1,019,632       $10.27
           =========        ====            ======       =========       ======

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


  The weighted average estimated fair values of stock options granted and assumed during the years ended February 28, 1999, February 29, 2000 and March 3, 2001 were $7.84, $14.02 and $13.86 per share, respectively.

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock option and employee stock purchase plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("SFAS 123") the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            February 28, February 29, March 3,
                                                1999         2000       2001
                                            ------------ ------------ --------
   Net loss
     As reported..........................   $(184,995)    $(37,431)  $(65,776)
     Pro forma............................    (190,753)     (43,117)   (89,943)
   Loss per share
     Net loss per share basic and diluted,
      as reported.........................   (1,849.95)     (374.31)    (13.96)
     Net loss per share basic and diluted,
      as adjusted.........................   (1,907.53)     (431.17)    (19.09)
     Pro forma net loss per share, as
      reported (unaudited)................         --      $   (.40)  $   (.71)
     Pro forma net loss per share, as
      adjusted (unaudited)................         --      $   (.46)  $   (.97)

  The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

  The fair value of each option grant under the Cabletron Equity Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in the years ended February 28, 1998, 1999, February 29, 2000 and March 3, 2001:

                                            February 28, February 29,  March 3,
                                                1999         2000        2001
                                            ------------ ------------ ----------
   Risk-free interest rates................      5.11%        6.59%        5.75%
   Expected option lives...................  6.5 years    6.5 years   5.43 years
   Expected volatility.....................      76.3%        70.1%        83.2%
   Expected dividend yields................       0.0%         0.0%         0.0%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Cabletron options held by Riverstone employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

  The fair value of each stock option grant under the Riverstone 2000 equity plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

the twelve months ended March 3, 2001, volatility of 83.2%; risk-free interest rate of 5.75%; 5.43 life of options and 0% dividend yield. The weighted average fair value per share of options granted during the twelve months ended March 3, 2001 was $5.20.

 (c) Employee Stock Purchase Plans

  Under Cabletron's two Employee Stock Purchase Plans (ESPP), options were granted to eligible Company employees twice yearly and are exercisable through the accumulation of employee payroll deductions from 2% to 10% of employee compensation as defined in the plan, for each plan. Accumulated payroll deductions may be used to purchase stock at 85% of the fair market value of the common stock at the beginning or end of the option period, whichever amount is lower, to a maximum of $12,500 in value determined at the beginning of the option period for each plan. In the years ended February 28, 1999, February 29, 2000 and March 3, 2001, 44,336 shares at a weighted average price of $9.01, 97,316 shares at $7.57 and 145,046 shares at $15.01, respectively, were purchased for Company employees.

Note (16) Employee Benefit Plan

  Through February 28, 2001, the Company's eligible employees participated in a plan known as the Cabletron Systems, Inc. 401(k) Plan ("the 401(k) Plan") which provides retirement benefits to the eligible employees of participating employers. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 18% of their annual compensation to the 401(k) Plan each year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, unless determined otherwise by the Cabletron Systems Inc. board of directors, the 401(k) plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant's elective contributions for the quarter. The 401(k) plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 50% of the participant's elective contributions if Cabletron's performance meets a specified threshold. The 401(k) plan also provides for make-up matching contribution to address specified circumstances where fluctuations in a participant's level of deferrals result in lower basic or supplemental matching contributions than would be the case with a level rate of deferrals. Employees become vested in the matching contributions according to a three-year vesting schedule based on initial date of hire. The Company's expense related to matching contributions to the 401(k) Plan for the years ended February 28, 1999, February 29, 2000 and March 3, 2001 was $0, $115 and $117, respectively. On March 1, 2001, the Company established its own 401(k) plan with comparable features in which its eligible employees may participate.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)


Note (17) Quarterly Financial Data

                                             Net Sales  Gross Profit  Net Loss
                                            ----------- ------------ -----------
                                            (unaudited) (unaudited)  (unaudited)
   2000
   First Quarter...........................   $ 2,480     $   955     $ (8,891)
   Second Quarter..........................     2,843         913      (11,577)
   Third Quarter...........................     4,992       2,564      (10,414)
   Fourth Quarter..........................    12,761       6,668       (6,549)
                                              -------     -------     --------
     Total Year............................   $23,076     $11,100     $(37,431)
                                              =======     =======     ========
   2001
   First Quarter...........................   $15,778     $ 8,507     $(12,513)
   Second Quarter..........................    20,554      11,397      (11,775)
   Third Quarter...........................    26,784      15,141      (34,907)
   Fourth Quarter..........................    35,142      19,745       (6,581)
                                              -------     -------     --------
     Year to date..........................   $98,258     $54,790     $(65,776)
                                              =======     =======     ========

  The first quarter of fiscal 1999 includes $150.0 million of in-process research and development charges related to the acquisition of Yago.

Note (18) Transactions With Cabletron and Related Parties

  The consolidated financial statements include allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company's and Cabletron's management believe to be reasonable reflections of the cost of services provided or benefit received by Riverstone. Allocations are based on headcount, revenue, square footage, usage and other appropriate methods. Allocated costs included in the accompanying consolidated statements of operations are as follows:

                                                         Years Ended
                                              ----------------------------------
                                              February 28, February 29, March 3,
                                                  1999         2000       2001
                                              ------------ ------------ --------
     Cost of revenues........................    $  132       $  464     $   15
     Sales and marketing.....................       120        1,167        120
     Research and development................       539          469        102
     General and administrative..............     2,196        3,496      3,103

  During the years ended February 28, 1999, February 29, 2000 and March 3, 2001, the Company had sales to three customers of $236, three customers of $3,233 and fifteen customers of $11,547 respectively, in which Cabletron maintains investments in private debt and equity securities accounted for under the cost method of

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

accounting. The Company recognized revenue based on the fair value of the products sold to these companies. For those customers from which Cabletron received equity in lieu of cash, the Company recorded revenues equal to the fair value of the products sold to their customer. The revenues recorded by the Company relating to these transactions for the years ended February 28, 1999 and February 29, 2000 and March 3, 2001 were $22, $413 and $1,668 respectively.

  During the twelve months ended March 3, 2001, the Company began reselling Aprisma products in accordance with the terms reflected in the commercial agreement. The Company recorded revenues in the amount of $4,934 during the period. The Company recorded costs of sales of $3,850 associated with these revenues for the amount due to Aprisma related to these transactions. As of March 3, 2001, $92 is reflected in accounts payable related parties.

  On January 1, 2000, Cabletron issued a note to Romulus Pereira, our President and Chief Executive Officer, in the amount of $125. Mr. Pereira repaid the note in full on September 13, 2000.

  On April 12, 2000, Cabletron issued an additional note to Mr. Pereira in the amount of $400 to be applied to the payment of certain taxes owed by Mr. Pereira with respect to Cabletron shares that he received in connection with Cabletron's acquisition of Yago Systems, Inc. in 1998. The note bears interest at the rate of 6.46% per annum and is due in full on April 12, 2002.

  The Company has issued additional notes to some employees of the Company. These notes do not typically incur an interest charge and are normally for a term of twenty four (24) months. The outstanding principal amount of the note is payable twenty four (24) months from the commencement date, unless the employment is canceled by either the employee or the Company, then the amount outstanding is immediately due.

  Pursuant to the Services Agreement with Cabletron, the Company occupies space in Cabletron facilities in; Andover, Massachusetts; Atlanta, Georgia; Dallas, Texas; Denver, Colorado; New York, New York; Reading, United Kingdom and other international locations where principally sales and service personnel and engineers are based. A Cabletron subsidiary assigned to the Company its rights under the lease relating to the Company's Santa Clara, California facility, effective as of August 28, 2000.

  In connection with the transformation, effective March 1, 2000, certain Cabletron customers were identified and assigned to each of the other related parties, including the Company. As a result, the Company received certain accounts receivable balances and the related allowance for doubtful accounts that were not necessarily reflected in the Company's receivable balances at February 29, 2000.

  In accordance with the terms reflected in the commercial agreement with Enterasys, during the twelve months ended March 3, 2001 the Company received revenue in the form of referral fees from Enterasys of $2,898. This amount reflects the Company's commission revenue from Enterasys for sales of Enterasys products to the Company's customers. Of this amount, $215 is reflected in the accounts receivable from related parties and the remaining $2,683 was paid by Enterasys as of March 3, 2001.

  In accordance with the commercial agreement, the accounts receivable balance stemming from the revenue recorded by Enterasys for its sales to the Company's customers will be collected by the Company and subsequently remitted to Enterasys. Reflected in the Company's prepaid expenses and other current assets at March 3, 2001 is $3,593 for amounts due from the Company's customers related to Enterasys sales to those customers.

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

  For purposes of governing certain of the ongoing relationships between Riverstone and Cabletron and other related parties at and after the contribution date and to provide for an orderly transition, Riverstone has entered into or will enter into various agreements with Cabletron and other related parties, which were reflected in the financial statements starting March 1, 2000. A brief description of each of the agreements follows.

 Transformation Agreement

  The Transformation Agreement contains key provisions relating to the separation of the Company and other related parties from Cabletron, as well as the initial public offering and the distribution of shares of the Company and other related parties to Cabletron stockholders. The agreement lists the documents and items that the parties delivered in order to accomplish the transfer of assets and liabilities from Cabletron to the Company, effective on the contribution date. The agreement also provides that the Company will not commence the initial public offering without the approval of Cabletron and Cabletron shall, in its sole and absolute discretion, determine whether to consummate the distribution. The agreement also contains covenants relating to exchange of information, auditing practices, resolution of disputes and other matters.

 Asset Contribution Agreement

  The Asset Contribution Agreement identifies the assets that Cabletron transferred to the Company and the liabilities that the Company assumed from Cabletron on the contribution date. The agreement also describes when and how these transfers and assumptions were to occur.

  Pursuant to the Asset Contribution Agreement, as consideration for the contribution of assets to the Company, Cabletron received 92,088,135 shares of Series A Convertible Preferred Stock of the Company. The Series A Convertible Preferred Stock was senior to the common stock of the Company and had a liquidation preference equal to $7.00 per share. The Series A Convertible Preferred Stock was convertible into common stock of the Company at a 1:1 ratio (subject to adjustment for stock splits and other recapitalization events) and automatically converted into common stock of the Company upon the completion of the initial public offering of shares of the Company's common stock on February 22, 2001.

  Pursuant to the services agreement described below, an intercompany account will be maintained and administered by Cabletron which will track the intercompany amount ("I/C Amount"). The asset contribution agreement, provided that Cabletron contribute or deduct an amount from the I/C Amount on the contribution date such that Riverstone's net working capital, defined as combined current assets minus combined current liabilities, as of June 3, 2000, pro forma to give effect to the separation, including the contribution to or deduction from the I/C Amount as of that date, was $60,000.

  In association with the transformation, beginning on June 3, 2000, the Cabletron central treasury began to administer the cash account of each subsidiary. The subsidiaries each receive an interest income allocation consistent with the return on the portfolio managed by Cabletron. The interest is based on the average cash balance attributable to each subsidiary. In accordance with this method, for the twelve months ended March 3, 2001, Riverstone received an interest allocation of approximately $1,994 based on an average portfolio return of 6.1%.

 Commercial Agreements with Related Parties

  Riverstone has entered into commercial agreements with Aprisma, GNTS and Enterasys (collectively known as "other related parties") to govern the relationships between Riverstone and the other related parties. These agreements establish the prices and other terms and conditions under which Riverstone will provide and obtain

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

products and services to and from the other related parties. Each of these agreements provide that their terms will remain operative for three years or until a more definitive inter-company operating agreement between the parties is executed and becomes effective.

 Services Agreement

  The Company and Cabletron have entered into a services agreement that formalizes the terms and conditions under which Cabletron provides services to the Company. The services to be provided by Cabletron thereunder include information technology support services for functions including accounting, treasury and financial and cash account administration, tax, payroll, stockholder and public relations, legal, human resources, and other administrative functions.

  Pursuant to the services agreement, the Company maintains an intercompany account with Cabletron. Cabletron administers this account as part of the treasury services provided to the Company under the services agreement.

  The services agreement also allows the Company's eligible employees to continue to participate in Cabletron's benefits plans on comparable terms and conditions as existed prior to the contribution date until the date of the distribution by Cabletron of the common stock of the Company it holds to its stockholders or until the Company establishes benefit plans for its employees, or elects not to establish comparable plans, if it is not legally or financially practical. The services agreement also describes the manner in which Cabletron will share with the Company its owned and leased properties and office space.

  The services agreement permits Cabletron to engage subcontractors to perform all or any portion of the services described therein. The agreement allows the Company and Cabletron to adjust from time to time the nature and level of services provided by Cabletron to the Company thereunder. The services agreement specifies charges for the services provided by Cabletron to the Company. The initial term of the services agreement expires on August 28, 2002. The Company may terminate the services agreement with respect to all or any of the services provided under the agreement by providing written notice of at least a full fiscal quarter prior to such termination, provided that the Company may not terminate certain basic services for so long as it is a majority owned subsidiary of Cabletron. The Company is responsible for any additional costs imposed by third parties against Cabletron that result from such a termination. Cabletron may terminate the services agreement with respect to any or all of the services provided under the agreement by providing the Company at least sixty days prior written notice.

 Tax Sharing Agreement

  The tax sharing agreement provides that for periods through and including the distribution by Cabletron of the Company's capital stock held by Cabletron to its stockholders, Cabletron will file all consolidated, combined or unitary income tax returns required to be filed by Cabletron with respect to the Company. For all periods beginning before the Company's distribution, the Company agreed to file all other income tax returns required to be filed by the Company and to be responsible for all taxes due in respect of such returns. For periods through and including the Company's distribution, the Company agreed to file all other tax returns required to be filed by it, and to be responsible for all taxes due with respect to such returns. The agreement also requires Cabletron to pay all taxes due on returns filed by Cabletron. The Company is required to pay Cabletron an amount equal to its tax liability for periods covered by such returns, determined on a separate return basis, as determined by Cabletron in its sole discretion. The agreement also requires Cabletron to pay the Company for any benefits realized by Cabletron or other related parties from the use of the Company's tax attributes. The agreement also

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

provides that Cabletron is required to pay any tax due and will receive all refunds arising from adjustments in respect of returns filed by it, and the Company must reimburse Cabletron for taxes to the extent attributable to it or its business.

  The indemnity obligations of the Company and other related parties include taxes and any interest and penalties thereon for which the Company and other related parties are liable pursuant to the terms of the Tax Sharing Agreement.

  If the distribution of the Company, or of another related party to the agreement, to Cabletron's stockholders fails to qualify as a tax-free transaction, and such failure is the sole responsibility of the party whose stock is being distributed, or if such failure results from the stock of such party being acquired by one or more persons such that it is no longer treated as "qualified property" under section 355(c)(2) of the Internal Revenue Code, the party whose stock is being distributed shall indemnify each other party against any resulting taxes or other damages. If the Company's distribution, or the distribution of another related party to the agreement, fails to qualify as a tax-free transaction, and such failure is the responsibility both of the party whose stock is being distributed and of Cabletron, the party whose stock is being distributed and Cabletron shall severally indemnify each other party against any resulting taxes or other damages, each in proportion to its market value. If the Company's distribution, or the distribution of another related party to the agreement, fails to qualify as a tax-free distribution, and such failure is the sole responsibility of Cabletron, or if such failure results from the stock of Cabletron being acquired by one or more persons such that the stock that is being distributed is no longer treated as "qualified property" under section 355(c)(2) of the Internal Revenue Code, Cabletron shall indemnify each other party against any resulting taxes or other damages.

  Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group's federal income tax liability. Accordingly, the Company and other related parties to the agreement could be required to pay a deficiency in the group's federal income tax liability for a period during which the Company and other related parties were members of the group event if the Tax Sharing Agreement allocates that liability to Cabletron or another member.

  The agreement also assigns responsibilities for certain administrative matters such as the filing of returns, payment of taxes due, retention of records, and the conduct of audits, examinations or similar proceedings.

  On August 28, 2000, the closing of the transactions contemplated by the transformation agreement and contribution agreement described above occurred and the Company's separation from Cabletron became effective.

Note (19) Manufacturing and Key Suppliers

  The Company does not have internal manufacturing capacity. The Company currently outsources all manufacturing to one company, Flextronics International, Ltd., which manufactures its RS and IA products in San Jose, California.

  If the demand for products grows, the Company will need to increase material purchases and contract manufacturing capacity with Flextronics or add additional contract manufacturers. The Company intends to regularly introduce new products and product enhancements, which will require that the Company rapidly achieve volume production by coordinating efforts with those of suppliers and contract manufacturers.

  The Company currently purchases several key components used in the manufacture of products from single or limited sources and is dependent upon supply from these sources to meet our needs. The Company has worked

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

with two suppliers to develop several key proprietary application specific integrated circuits ("ASICs") which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary ASICs are very complex and each supplier is currently the sole source supplier for the specific types of ASICs that it supplies to the Company. The Company does not have a long-term fixed price or minimum volume agreement with either of these suppliers.

Note (20) The Strategic Investors

  Stock Purchase Rights Issued. On August 29, 2000, Cabletron entered into an amended securities purchase agreement with Silver Lake Partners, L.P. and granted to the strategic investors rights to purchase shares of the Company's common stock. In the transformation agreement, the Company agreed with Cabletron to perform its obligations under the securities purchase agreement. The stock purchase rights provide for an adjustment so that if the Company issues additional stock options to directors, officers, employees or consultants, shares subject to the stock purchase right will be issuable at the same aggregate purchase price for a number of shares sufficient to maintain approximately the same fully-diluted percentage ownership level of the Company's common stock as if such additional stock options had not been issued. As adjusted through February 15, 2001, the strategic investors held rights to purchase:

  . up to 980,998 shares of common stock at a purchase price of $7.95 per share;

  . up to an additional 1,961,996 shares of common stock at a purchase price of $7.95 per share;

  . up to 1,961,996 shares of common stock at a purchase price of $9.17 per share; and

  . up to 653,999 shares of common stock at a purchase price of $11.62 per share.

  According to the terms of these stock purchase rights, these stock purchase rights were each adjusted to 90% of the gross price paid per share in the Company's initial public offering if that resulted in a purchase price lower than the purchase price stated above, except in the case of the 1,961,996 shares with an initial purchase price of $7.95 per share. The Company had the right to require the strategic investors to purchase the 980,998 shares with an initial purchase price of $7.95 per share. The stock purchase rights also permitted the exercise of these rights through the conversion of all or a portion of the rights into a number of shares of the Company's common stock having a market value equal to the difference between the aggregate market value of and the aggregate exercise price for the shares of the Company's common stock subject to the converted portion of the stock purchase rights. Upon effectiveness of the Company's registration statement relating to its initial public offering, the strategic investors elected to exercise stock purchase rights such that the Company issued 5,401,970 shares of its common stock. The proceeds to the Company were approximately $46,577.

  IPO Valuation Warrants. Because the gross price per share of common stock issued in the Company's initial public offering multiplied by the number of shares of common stock outstanding immediately after the offering on a fully diluted basis exceeded $1.672 billion, the Company was required to issue to the strategic investors 104,167 warrants to purchase shares of the Company's common stock representing $1.25 million divided by the gross price of per share paid in the offering. The exercise price for these warrants is $12 per share and they will expire on the third anniversary of the date of issuance.

  Spin-Off Warrants. Concurrently with a distribution by Cabletron of the Company's capital stock to its stockholders, the Company is required to issue to the strategic investors warrants to purchase a number of shares equal to the number of shares that the investors would have received in the distribution if the investors had exercised the Cabletron warrants they hold immediately prior to the record date for the distribution. Subject to the adjustments provided in the Cabletron warrants as of March 3, 2001, the warrants represent the right to buy

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

250,000 shares of Cabletron common stock at an exercise price of $45 per share and the right to buy an additional 200,000 shares of Cabletron common stock at an exercise price of $35 per share. Based upon Cabletron's ownership of common stock of the Company as of March 3, 2001, the strategic investors' current holding of Cabletron warrants, and assuming no change in the number of outstanding shares of Cabletron capital stock outstanding from the 188,511,262 shares outstanding at March 3, 2001, the total number of shares subject to the new warrants that the Company would issue to the investors relating to a distribution by Cabletron of the Company's capital stock to its stockholders would be approximately 219,300. These new warrants will have an aggregate exercise price that bears the same relationship to the aggregate exercise price for the Cabletron warrants as the equity value of the Company bears to the equity value of Cabletron at the time the Company issues the new warrants. The warrants expire on the later of August 30, 2007 and the third anniversary of the distribution by Cabletron of the Company's capital stock to its stockholders.

  In addition, the strategic investors have purchased preferred stock and warrants in Cabletron and rights to acquire common stock of each of Aprisma, Enterasys and GNTS. After deducting transaction fees and expense fees payable by Cabletron to the strategic investors, the strategic investors paid $87,750 for all of the above-mentioned instruments. Of this aggregate consideration, Cabletron paid to the Company $7,168, which was determined to be equal to the portion of the aggregate consideration allocated to the purchase rights, IPO valuation warrants and spin-off warrants issued or to be issued by the Company. The allocated purchase price has increased the cash and additional paid in capital of the Company.

Note (21) Contingencies

  The Company has granted options to purchase shares of its common stock to its employees and to employees of Cabletron and its affiliates and to consultants and advisors. As a result of the nature of the persons who received these options and the vesting provisions of these options, the Company may have violated the California state securities laws because it did not qualify option grants prior to February 22, 2001 under California state securities laws. Accordingly, the Company is offering to repurchase outstanding options to purchase shares of its common stock granted prior to February 22, 2001 to persons who resided in California at the time of grant. As of May 29, 2001, there were 26,984,550 shares of common stock underlying such options. Cabletron has agreed to indemnify the Company for any amounts paid and any expenses incurred in connection with the rescission offer.

Note (22) Leases

  The Company's principal administrative, sales, marketing and research and development facilities are located in an approximately 129,200 square foot facility located in Santa Clara, California. A subsidiary of Cabletron entered into a lease with respect to this January of 1999, and assigned this lease to the Company effective August 28, 2000 in connection with the Company's separation from Cabletron. The initial term of the lease expires on February 28, 2006.

  Future minimum payments as of March 3, 2001 under the operating leases consist of the following:

                                                                        Fiscal
                                                                         Year
                                                                        -------
      2002.............................................................   2,941
      2003.............................................................   3,063
      2004.............................................................   3,183
      2005.............................................................   3,305
      2006.............................................................   3,431
                                                                        -------
        Total minimum lease payments................................... $15,923
                                                                        =======

                           RIVERSTONE NETWORKS, INC.

              (in thousands, except share and per share amounts)

  Rental expenses for years ended February 28, 1999, February 29, 2000 and March 3, 2001 were $1,886, $1,390 and $2,906, respectively.

Note (23) Subsequent Event

  On March 28, 2001, Cabletron announced that it received a private letter ruling from the Internal Revenue Service indicating that the distribution of Cabletron's shares of our common stock to Cabletron's stockholders will be tax-free to Cabletron and its stockholders. The private letter ruling is subject to potential amendments and to compliance with representations made by Cabletron to the Internal Revenue Service. Cabletron will not be able to rely on the ruling if any of the representations or assumptions on which the ruling is based are, or become, incorrect or untrue in any material respect. On March 28, 2001, Cabletron also announced that it anticipated that, subject to prevailing market conditions and other factors, the distribution will be completed within four to seven months from the date of the announcement. Cabletron is not obligated to complete the distribution, and there can be no assurance that the distribution will occur. Cabletron will, in its sole discretion, determine the timing, structure and all terms of its distribution of our common stock that it owns.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                             Balance at                           Balance at
                            the beginning  Charged     Amounts      the end
Description                 of the period to expense written off of the period
-----------                 ------------- ---------- ----------- -------------
Allowance for doubtful
 accounts:
  February 28, 1999........    $  --        $   30      $ --        $   30
  February 29, 2000........        30        1,727        (85)       1,672
  March 3, 2001............     1,672        1,933       (234)       3,371
Inventory reserves:
  February 28, 1999........    $  --        $  473      $ --        $  473
  February 29, 2000........       473        1,692       (243)       1,922
  March 3, 2001............     1,922        3,315       (806)       4,431

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  Information relating to the Directors of the Company is set forth in the section entitled "Proposal 1: Election of Class I Directors," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference. Information relating to the executive officers of the Company is included in the section titled "Executive Officers of the Registrant," appearing in Part I hereof.

ITEM 11. Executive Compensation

  See the information set forth in the section entitled "Executive Compensation," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  See the information set forth in the section entitled "Securities Ownership of Certain Beneficial Owners and Management," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  See the information set forth in the section entitled "Certain
Transactions," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

 (a) Documents filed as part of this report:

  1. Financial statements--See Index to Consolidated Financial Statements at
Item 8 on page 38 of this Report on Form 10-K.

  2. Financial Statement Schedules--The following financial statement schedule of Riverstone Networks, Inc. is filed as part of this Report on Form 10-K and can be found on page 72 of this Report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

  3. Exhibits--The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

  Exhibit
    No.                                 Description
  -------                               -----------
   2.1#**  Amended and Restated Transformation Agreement effective as of June
           3, 2000 among Cabletron, Aprisma, Enterasys, GNTS and the
           Registrant.

   2.2#**  Amended and Restated Asset Contribution Agreement effective as of
           June 3, 2000 between Cabletron and the Registrant.

   2.3**   Tax Sharing Agreement dated as of June 3, 2000 among Cabletron,
           Aprisma, Enterasys, GNTS and the Registrant.

   2.4**   Memorandum of Agreement regarding Aprisma-Riverstone Inter-Company
           Operations dated June 3, 2000.

   2.5**   Memorandum of Agreement regarding Enterasys-Riverstone Inter-Company
           Operations dated June 3, 2000.

   2.6**   Memorandum of Agreement regarding GNTS-Riverstone Inter-Company
           Operations dated June 3, 2000.

   2.7**   Services Agreement between Cabletron and the Registrant dated August
           28, 2000.

   2.8**   Distribution-Related Option Agreement among Cabletron, Aprisma,
           Enterasys, GNTS and the Registrant.

   3.1**   Amended and Restated Certificate of Incorporation of the Registrant.

   3.2**   Amended and Restated By-Laws of the Registrant.

   4.1**   Form of the Registrant's Common Stock Certificate.

   4.2** Amended and Restated Security Purchase Agreement between Cabletron and Silver Lake, dated August 29, 2000.

   4.3** Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000.

   4.4**   Form of Stock Purchase Right.

   4.5**   Form of Warrant.

   4.6** Registration Rights Agreement between the strategic Investors and the Registration, dated August 29, 2000.

   4.7** Standstill Agreement between Cabletron and Silver Lake Partners dated August 29, 2000.

  10.1-**  Riverstone Networks, Inc. 2000 Equity Incentive Plan.

  10.2-**  Riverstone Networks, Inc. Form of Option Grant.

  10.3-**  Form of the Company's Change-In-Control Severance Benefit Plan for
           Key Employees.

  10.4     [Intentionally omitted.]

  10.5     [Intentionally omitted.]

  10.6     [Intentionally omitted.]

  10.7     [Intentionally omitted.]


  Exhibit
    No.                                Description
  -------                              -----------
  10.8+**  Flextronics International Manufacturing Services Contract dated as of March 1, 2000.

  10.8.1** Enterasys-Riverstone FMA Products Agreement dated as of September
           29, 2000.

  10.9-**  Promissory Note dated April 12, 2000 of Romulus Pereira.

  10.10**  Lease Agreement between WMP II Real Estate Limited Partnership and
           Cabletron Systems Sales and Service, Inc., dated January 6, 1999, together with Estoppel Certificate dated June 13, 2000.

  10.11**  Assignment of Lease effective August 28, 2000 between Cabletron
           Systems Sales and Service, Inc.

  10.12+** Strategic Alliance Agreement between the Registrant and Tellabs
           Operations, Inc. dated November 17, 2000.

  10.16-** Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory
           Stock Option granted to Piyush Patel.

  10.17-** Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory
           Stock Option granted to David Kirkpatrick.

  10.18-** Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory
           Stock Option granted to Eric Jaeger.

  21.1**   Subsidiaries of the Registrant.

  23.1     Consent of Independent Auditors.

--------
-   Indicates management contract or compensatory plan or arrangement.
** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 333-45958, originally filed with the Commission on September 18, 2000, as amended.
# The Registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the agreement upon request by the Commission.
+ Confidential treatment has been granted by the Commission for portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Riverstone Networks, Inc.

                                                  /s/ Romulus Pereira
                                          By: _________________________________
                                                      Romulus Pereira
                                                 President, Chief Executive
                                                    Officer and Director

            June 1, 2001
__________________________________
                Date

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Romulus Pereira             President, Chief Executive    June 1, 2001
______________________________________  Officer and Director
           Romulus Pereira              (principal executive
                                        officer)
        /s/ Robert Stanton             Executive Vice President      June 1, 2001
______________________________________  of Finance and Chief
            Robert Stanton              Financial Officer
                                        (principal financial and
                                        accounting officer)
         /s/ Piyush Patel              Chairman of the Board         June 1, 2001
______________________________________
             Piyush Patel
         /s/ Eric Jaeger               Secretary and Director        June 1, 2001
______________________________________
             Eric Jaeger
          /s/ C. Lee Cox               Director                      June 1, 2001
______________________________________
              C. Lee Cox
      /s/ Jorge A. del Calvo           Director                      June 1, 2001
______________________________________
          Jorge A. del Calvo
     /s/ Christopher Paisley           Director                      June 1, 2001
______________________________________
         Christopher Paisley