Form 10-Q
period 2001-06-02
RIVERSTONE NETWORKS INC
filed 2001-07-17
CIK 1123028

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended June 2, 2001



            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-32269



                           RIVERSTONE NETWORKS, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)



               Delaware                                 95-4596178
               --------                                 ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  identification no.)


               5200 Great America Parkway, Santa Clara, CA 95054
               -------------------------------------------------
             (Address of principal executive offices and zip code)


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

                                YES - X   NO -
                                      -

As of July 16, 2001 there were 107,490,205 shares of the Registrant's common stock outstanding.


================================================================================

                                     INDEX

                           RIVERSTONE NETWORKS, INC.

                                                                                                          Page
                                                                                                          ----
Facing Page                                                                                                 1

Index                                                                                                       2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 2, 2001 and March 3, 2001                                      3

Condensed Consolidated Statements of Operations - Three months ended June 2, 2001 and June 3, 2000          4

Condensed Consolidated Statements of Cash Flows - Three months ended June 2, 2001 and June 3, 2000          5

Notes to Condensed Consolidated Financial Statements - June 2, 2001                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                         25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                  26

Item 2. Changes in Securities and Use of Proceeds                                                          26

Item 3. Defaults Upon Senior Securities                                                                    27

Item 4. Submission of Matters to a Vote of Security Holders                                                27

Item 5. Other Information                                                                                  27

Item 6. Exhibits and Reports on Form 8-K                                                                   27

Signatures                                                                                                 28

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Riverstone Networks Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                                                June 2,             March 3,
                                                                                                  2001                2001
                                                                                                  ----                ----
                                               Assets
Current Assets:
           Cash and cash equivalents......................................................      $ 59,835            $136,765
           Cash due from parent...........................................................        10,461              31,184
           Short-term investments.........................................................       105,824              21,540
           Accounts receivable, net.......................................................        28,039              29,891
           Inventories, net...............................................................        13,575              11,169
           Prepaid expenses and other current assets......................................        13,013              10,999
                                                                                                --------            --------
                 Total current assets.....................................................       230,747             241,548
                                                                                                --------            --------
           Property and equipment, net....................................................        17,728              14,020
           Goodwill and other long-term assets, net.......................................         8,487               8,475
                                                                                                --------            --------
                 Total assets.............................................................      $256,962            $264,043
                                                                                                ========            ========
                                Liabilities and Stockholders' Equity
Current Liabilities:
           Accounts payable...............................................................      $ 17,543            $ 24,514
           Deferred revenue...............................................................         6,790              10,550
           Accrued expenses...............................................................        13,255              10,197
                                                                                                --------            --------
                 Total current liabilities................................................        37,588              45,261
                                                                                                --------            --------
Commitments and contingencies
Stockholders' equity:
           Common Stock...................................................................         1,075               1,075
           Additional paid in capital.....................................................       273,317             269,200
           Accumulated deficit............................................................       (46,197)            (41,488)
           Unearned stock-based compensation..............................................        (9,023)             (9,708)
           Accumulated other comprehensive income.........................................           202                (297)
                                                                                                --------             -------
                 Total stockholders' equity...............................................       219,374             218,782
                                                                                                --------            --------
Total liabilities and stockholders' equity................................................      $256,962            $264,043
                                                                                                ========            ========


        See accompanying notes to the unaudited condensed consolidated financial statements.

                           Riverstone Networks Inc.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                                                         Three months ended
                                                                                                         ------------------
                                                                                                       June 2,          June 3,
                                                                                                        2001             2000
                                                                                                        ----             ----
Net revenues..............................................................................      $      44,167    $      15,778
Cost of revenues..........................................................................             19,071            7,271
Stock-based compensation..................................................................                 93             --
                                                                                                -------------    -------------
           Total cost of revenues.........................................................             19,164            7,271
                                                                                                -------------    -------------
                 Gross profit.............................................................             25,003            8,507
Operating expenses
           Research and development.......................................................             13,286           10,177
           Sales and marketing............................................................             13,097            7,295
           General and administrative.....................................................              5,037            3,281
           Stock-based compensation.......................................................                592              263
                                                                                                -------------    -------------
                 Total operating expenses.................................................             32,012           21,016
                                                                                                -------------    -------------
                 Operating loss...........................................................             (7,009)         (12,509)
Interest (income)/expense, net............................................................             (2,300)               4
                                                                                                -------------    -------------
                 Net loss.................................................................      $      (4,709)   $     (12,513)
                                                                                                -------------    -------------
Net loss per share
           Basic and diluted..............................................................      $       (0.04)   $    (125,130)
                                                                                                =============    =============
Weighted average number of shares outstanding:
           Basic and diluted..............................................................        107,490,205              100
                                                                                                =============    =============
Pro forma net loss per share:
           Basic and diluted..............................................................      $      (0.04)    $       (0.14)
                                                                                                =============    =============
 Pro forma weighted average number of shares outstanding:
           Basic and diluted..............................................................        107,490,205       92,088,235
                                                                                                =============    =============

        See accompanying notes to the unaudited condensed consolidated financial statements.

                            Riverstone Networks Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                                            June 2,      June 3,
                                                                                                             2001         2000
                                                                                                             ----         ----
Cash flows from operating activities:
Net loss.............................................................................................    $  (4,709)   $ (12,513)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization.............................................................        2,367        3,397
           Provision for losses on accounts receivable...............................................        1,500           32
           Stock-based compensation..................................................................          685          263
           Changes in assets and liabilities:
                 Accounts receivable.................................................................        1,807       (4,571)
                 Inventories.........................................................................       (2,406)         535
                 Prepaid expenses and other assets...................................................       (3,560)      (1,780)
                 Accrued expenses and accounts payable...............................................       (3,913)       9,954
                 Deferred revenue....................................................................       (3,760)       1,940
                                                                                                         ---------    ---------
                        Net cash used in operating activities........................................      (11,989)      (2,743)
                                                                                                         ---------    ---------
Cash flows from investing activities:
Capital expenditures.................................................................................       (5,687)      (5,662)
Purchases of short-term investments..................................................................      (84,094)          --
                                                                                                         ---------    ---------
                       Net cash used in investing activities.........................................      (89,781)      (5,662)
                                                                                                         ---------    ---------
Cash flows from financing activities:
Principal payments on note payable...................................................................           --          (98)
Net transfers from Cabletron.........................................................................        4,117       63,983
                                                                                                         ---------    ---------
                        Net cash provided by financing activities....................................        4,117       63,885
                                                                                                         ---------    ---------
Net increase/(decrease) in cash and cash equivalents.................................................      (97,653)      55,480
Cash and cash equivalents at the beginning of period.................................................      167,949           --
                                                                                                         ---------    ---------
Cash and cash equivalents at the end of period.......................................................    $  70,296    $  55,480
                                                                                                         =========    =========
Other cash flow information
           Cash paid for interest....................................................................    $      15    $       4
                                                                                                         =========    =========

Non-cash investing and financing activities:
         Unrealized gain on short-term investments...................................................    $     190    $      --
                                                                                                         =========    =========


        See accompanying notes to the unaudited condensed consolidated financial statements.

                           RIVERSTONE NETWORKS,INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note (1) Business Operations

          On February 10, 2000, Cabletron Systems, Inc. ("Cabletron") announced its plan to create an independent publicly-traded company, Riverstone Networks, Inc. ("Riverstone" or the "Company"), comprised of Cabletron's Internet infrastructure solutions business for Internet service providers and other service providers. After completion of Riverstone's initial public offering on February 16, 2001, Cabletron owned 92,088,235 shares of common stock, representing approximately 86% of Riverstone's outstanding common stock.

          On June 3, 2000, Cabletron, Riverstone and certain related parties entered into a Transformation Agreement, and Cabletron and Riverstone entered into a Contribution Agreement. In accordance with the Transformation Agreement, Cabletron transferred to Riverstone the Cabletron-owned assets and liabilities which related to the Riverstone business on August 28, 2000 (the "Contribution Date"). Zeitnet was also contributed to and then merged into Riverstone. The accompanying financial statements for the three months ended June 3, 2000 reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Contribution Date.

          Cabletron has announced that it received a private letter ruling from the Internal Revenue Service indicating that the distribution of Cabletron's shares of Riverstone common stock to Cabletron's stockholders will be tax-free to Cabletron and its stockholders. The private letter ruling is subject to compliance with representations made by Cabletron to the Internal Revenue Service. Cabletron will not be able to rely on the ruling if any of the representations or assumptions on which the ruling is based are, or become, incorrect or untrue in any material respect. On July 10, 2001, Cabletron announced that it expects to complete the distribution on August 6, 2001 to its stockholders of record on July 27, 2001. Cabletron is not obligated to complete the distribution, and there can be no assurance that the distribution will occur. In addition, Cabletron announced its intention to contribute, prior to the planned distribution, certain strategic investments to Riverstone and invest an additional $120 million cash in exchange for approximately 7.1 million shares of Riverstone common stock.

Note (2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

          The unaudited condensed consolidated financial statements have been prepared by Riverstone pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Riverstone and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 2, 2001 and the operating results and cash flows for the three months ended June 3, 2000 and June 2, 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 3, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 3, 2001 has been derived from audited financial statements as of that date.

          The consolidated financial statements as of June 3, 2000 have been prepared using Cabletron's historical basis in the assets and liabilities and the historical results of operations of Riverstone.

          The consolidated financial statements include allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company's and Cabletron's management believe to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the financial position or results of operations that would have occurred if the Company were a stand-alone entity.

Cash, Cash Equivalents and Short-Term Investments

          The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents and short-term investments consist of money market funds, commercial paper, government securities, and corporate securities. To date all short-term investments have been classified as available-for-sale and are carried at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity when significant. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Inventories

          Inventories are stated at the lower of cost or market. Costs are determined at standard cost, which approximates the first-in, first-out (FIFO) method.

          Inventories consist of (in thousands):

                                                                               June 2,        March 3,
                                                                                2001            2001
                                                                                ----            ----
Raw materials..........................................................      $    2,867       $   2,473
Finished goods.........................................................           5,829           3,557
Consignment............................................................           4,879           5,139
                                                                               --------        --------
                                                                               $ 13,575        $ 11,169
                                                                               --------        --------

Revenue Recognition

          The Company generally recognizes revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. When the Company provides a combination of products and services to a customer, revenue is allocated based on the relative fair values. Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. The Company's warranty period typically extends twelve months from the date of shipment.

          Lease Financing. The Company enters into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to the Company. In certain transactions, the Company has guaranteed a portion of the customer's lease payments to be made to the lessor. Substantially all of the Company's customer leasing transactions involve capital leases. When the Company provides a financing guarantee, it records revenue at the time of shipment, subject to a sales reserve. The Company bases the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience. Accordingly, the Company has deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users.

          Cabletron maintains investments in private debt and equity securities of certain companies accounted for under the cost method. These investments have been made during the past two years in order to establish investment relationships with companies in markets that Cabletron believes are consistent with its longer-term strategic direction. During the quarters ended June 2, 2001 and June 3, 2000 sales to companies in which Cabletron maintains such investments represented 40% and 18% or net revenues, respectively.

Customer Concentration

          During the quarter ended June 2, 2001, one customer individually accounted for more than 10% of net revenues, compared with three customers individually accounting for more than 10% in the same period a year ago.

Segment Reporting

          Financial Accounting Standards Board Statement No.131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions how to allocate resources and assess performance. To date, the chief operating decision maker has viewed the Company`s operations as principally one segment, an Internet infrastructure solutions business for Internet service providers and other service providers. Revenues based on product shipment destination from unaffiliated customers by geographic region are as follows:

                                                                                              Three months ended
                                                                                        -------------------------------
                                                                                            June 2,         June 3,
                                                                                             2001            2000
                                                                                             ----            ----
Sales to unaffiliated customers (trade):
       United States.........................................................              $  26,899      $  10,620
       China.................................................................                  5,587              -
       Japan.................................................................                  4,930              -
       United Kingdom........................................................                  2,155          1,819
       Other.................................................................                  4,199          1,683
                                                                                           ---------      ---------
Total trade sales............................................................                 43,770         14,122
Sales to related parties.....................................................                    397          1,656
                                                                                           ---------      ---------
Total sales..................................................................              $  44,167      $  15,778
                                                                                           =========      =========

          Substantially all of the Company's assets are located in the United States.

Historical Net Loss Per Share

          Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No.128, Earnings Per Share ("SFAS 128") for all periods presented. In accordance with SFAS 128, basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, which consists of Cabletron's 100 shares of common ownership for the quarter ended June 3, 2000 and 107,490,205 shares of common stock for the quarter ended June 2, 2001. For both periods, Riverstone has excluded all outstanding stock options as well as stock purchase rights held by private investors from the calculation of diluted net loss per common share because such securities are anti-dilutive for that period.


Pro Forma Basic and Diluted Net Loss per Share

          The Series A Convertible Preferred Stock automatically converted into common stock at the 1:1 conversion rate upon the closing of the Company's initial public offering. The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the quarter ended June 3, 2000 reflects the impact on pro forma basic and diluted net loss per share of such conversion as of the beginning of the period using the if-converted method. For quarters ended June 2, 2001 and June 3, 2000, Riverstone has excluded all outstanding stock options as well as stock purchase rights held by private investors from the calculation of diluted net loss per common share because such securities are anti-dilutive for that period.

          The reconciliation of the numerators and denominators of the pro forma basic and diluted loss per share computation for the Company's reported net loss is as follows:

                                                                                                Quarter ended
                                                                                                -------------
                                                                                             June 2,        June 3,
                                                                                               2001          2000
                                                                                               ----          ----
Numerator:
        Net loss................................................................          $     (4,709)    $   (12,513)
                                                                                          ------------     -----------
Denominator
        Common stock............................................................           107,490,205             100
        Assumed conversion of preferred stock...................................                     -      92,088,235
                                                                                          ------------     -----------
        Weighted average number of diluted shares outstanding...................           107,490,205      92,088,335
                                                                                          ------------     -----------
Basic and diluted loss per share................................................          $      (0.04)    $     (0.14)
                                                                                          ============     ===========

Recently Issued Accounting Standards

          On March 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under this standard, the Company recognizes all derivative instruments as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. Changes in the fair values of derivatives are reported in the Company's results of operations or other comprehensive income or loss depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

          The Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. Under its services agreement with Cabletron, Cabletron manages the Company's strategy to minimize foreign currency exchange risk. This strategy includes the use of foreign currency forward and option contracts. The Company has not designated these instruments as hedges under SFAS 133. The fair value of the instruments is insignificant to the consolidated financial statements as of June 2, 2001.


Note (3) Contingencies

          We have granted options to purchase shares of our common stock under our 2000 equity incentive plan to our employees and employees of Cabletron and its affiliates and to our advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options, we may have violated the California state securities laws because we did not qualify options granted prior to February 22, 2001 under California state securities laws. Because these option grants were not qualified under California state securities laws, persons residing in California who received these options may have a claim against us. Accordingly, we currently intend to offer to repurchase outstanding options to purchase shares of our common stock granted under our 2000 equity incentive plan prior to February 22, 2001 to persons who resided in California at the time of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. The discussion below contains forward-looking statements that involve risks and uncertainties, including statements relating to anticipated costs and expenses, mix of revenues and plans for introducing new products or services. Our actual results could differ materially from the results discussed in these forward-looking statements.

          The following information should be read in conjunction with the Company's Annual Report on Form 10-K filed on June 1, 2001 with the Securities and Exchange Commission and "Risk Factors That May Affect Future Results and Market Price of Stock" included herein.

Overview

          We are a leading provider of Internet infrastructure equipment to service providers in the metropolitan area network. The metropolitan area network, or MAN, encompasses service providers, the Internet infrastructure connecting these service providers with their customers and the Internet backbone. Our routers contain bandwidth management and provisioning, accounting and billing, quality of service and content delivery capabilities that enable service providers to deliver advanced applications and differentiated services to their customers. The majority of our revenue comes from sales of our RS router family.

          Our industry has experienced erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, which may reduce our gross margins or revenues. We expect our quarterly gross margins to fluctuate with changes in our product mix. Most of our sales within the United States have been through direct sales channels. We intend to add and maintain a limited number of strategic distribution relationships, including with key original equipment manufactures, or OEMs, who may offer products or distribution channels that complement ours. International sales are made through a combination of direct and indirect sale efforts. We initiated sales and marketing efforts internationally during fiscal 2001, focusing initially on Europe and Asia. As part of this effort, we have negotiated separate reseller agreements with various distributors and network integrators in Europe and Asia.

          Revenue Recognition. We generally recognize revenue upon shipment of products, provided that there is no uncertainty of customer acceptance, there is a contract or a purchase order, the sales price is fixed and determinable and we believe collectibility is probable. If uncertainties exist, revenue is recognized when these uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. We accrue estimated warranty costs and sales returns and allowances at the time of shipment based on contractual rights and historical experience. We do not sell our RapidOS operating system software on a stand-alone basis.

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

          General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses, professional and contractor fees, finance, legal, facilities, human resources and provisions for doubtful accounts. Included in general and administrative expenses are expenses for services provided by Cabletron under our services agreement with them. Before the effective date of the services agreement, March 1, 2000, Cabletron allocated to us general and administrative expenses that it incurred on our behalf, based on headcount and revenue. We expect general and administrative expenses to increase slightly in absolute dollars over the next year as we complete the build-out of our own administrative infrastructure.

          Additional Option and Warrant Obligation. When Cabletron completes its planned distribution of its Riverstone stock, we will be obligated to issue additional options and warrants to acquire shares of our common stock to some holders of Cabletron stock options and the strategic investors at the time of the distribution.

          Stock-based compensation. We have recorded approximately $11.1 million of unearned stock-based compensation primarily related to stock option grants to employees based on the excess of the determined fair market value over the exercise price at date of grant. This compensation expense is being recognized over the options vesting period of four years are amortized on a straight-line basis and we expect to recognize stock-based compensation expenses of $2.7 million, $2.7 million, $2.7 million and $1.6 million during our fiscal years 2002, 2003, 2004 and 2005.

Basis of Presentation

          Our fiscal year 2001 condensed consolidated financial statements have been taken from the consolidated financial statements of Cabletron using historical results of operations and historical basis of the assets and liabilities attributable to our operations. The consolidated financial statements for fiscal 2001 and 2002 include allocations to us of Cabletron corporate expenses, including legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing, engineering and other corporate services and infrastructure costs. All of the allocations and estimates in our financial statements are based upon assumptions that our management and Cabletron's management believe to be reasonable reflections of the cost of services provided or the benefit received by us.

          The financial information presented in this Form 10-Q is not indicative of our financial position, results of operations or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company for the periods presented. The financial information presented in this Form 10-Q does not reflect the changes that will occur in our funding and operations when Cabletron completes its planned distribution of its Riverstone common stock.

Results of Operations

          The following table sets forth for the period indicated certain financial data as a percentage of net revenues:

                                                                                                 Quarter ended
                                                                                        ----------------------------
                                                                                           June 2,         June 3,
                                                                                            2001             2000
                                                                                            ----             ----
    Net revenues................................................................             100%              100%
    Cost of revenues............................................................              43                46
    Stock based compensation....................................................               -                 -
                                                                                           ------            ------
           Total cost of revenues...............................................              43                46
           Gross profit.........................................................              57                54
    Operating expenses:
    Research and development....................................................              30                65

    Sales and marketing.........................................................              30                46
    General and administrative..................................................              11                21
    Stock-based compensation....................................................               1                 1
                                                                                           ------            ------
                Total operating expenses........................................              72               133
                                                                                           ------            ------
                Operating loss..................................................             (15)              (79)
                Interest expense/(income).......................................              (5)                -
                                                                                           ------            ------
                Net loss........................................................             (10)%             (79)%
                                                                                           ======            ======

Three months Ended June 2, 2001 and June 3, 2000

Net Revenues. Net revenues were $44.2 million for the three months ended June 2, 2001 and $15.8 million for the three months ended June 3, 2000, representing an increase of $28.4 million or 180% from first quarter of fiscal year 2001 to first quarter of fiscal year 2002. The increase in net revenues was primarily due to the addition of new customers both in the United States and internationally.

Cost of Revenues. Cost of revenues for the three months ended June 2, 2001 were $19.1 million with a gross margin of 56.7%, compared to cost of revenues of $7.3 million for the three months ended June 2, 2001 and a gross margin of 53.9%. The increase in cost of revenues is primarily related to the increase in sales volume. We expect cost of revenues to continue to increase as net revenues increase. The improvement in gross margin is primarily attributable to economies of scale achieved from increased sales levels.

Research and Development. Research and development expenses excluding stock-based compensation were $13.3 million for the three months ended June 2, 2001, an increase of $3.1 million over the comparable quarter of fiscal year 2001. The increase was due primarily to increases in headcount and related costs to support the Company's product development efforts. Research and development expenses as a percentage of net revenues were 30% and 65% of net revenues in the first fiscal quarter of 2002 and 2001, respectively.

Sales and Marketing. Sales and marketing expenses excluding stock-based compensation were $13.1 million for the three months ended June 2, 2001, an increase of $5.8 million over the comparable quarter in fiscal year 2001. The increase in sales and marketing expenses resulted primarily from the addition of sales and marketing personnel to support increased sales and marketing activities. Sales and marketing expenses as a percentage of net revenues were 30% and 46% of net revenues in the first fiscal quarter of 2002 and 2001, respectively.

General and Administrative. General and administrative expenses excluding stock-based compensation were $5.0 million for the three months ended June 2, 2001, an increase of $1.8 million over the comparable quarter in fiscal year 2001. The increase was primarily due to the addition of personnel to support the increase in revenue and general corporate expenses consistent with the increased scale of operations. General and administrative expenses as a percentage of net revenues were 11% and 21% in the first fiscal quarter of 2002 and 2001, respectively.

Stock-based Compensation. We recorded total deferred compensation of $11.1 million during the fiscal year ended March 3, 2001, related to stock option grants to employees and an employee change in status, of which approximately $685,000 was expensed during the first quarter of fiscal year 2002. This expense was classified as cost of revenues or operating expense depending upon the classification of the respective employee. During the three months ended June 3, 2000 we recorded approximately $263,000 of compensation expense related to options to purchase an aggregate of 2,658,550 shares of our common stock granted to certain employees of Cabletron, including Piyush Patel, Cabletron president and CEO and a director of Riverstone, Eric Jaeger, Cabletron's executive vice president and a director of Riverstone and David Kirkpatrick, Cabletron's chief financial officer and chief operating officer.

Interest Income, Net. Interest income primarily consists of income on available-for-sale investments. Interest income was $2.3 million for the quarter ended June 2, 2001. For the quarter ended June 3, 2000, we earned no interest income. The increase in interest income is a direct result of increased cash and investment balances, resulting from the Company' initial public offering in February 2001.

Liquidity and Capital Resources

          Prior to our initial public offering, Cabletron administered our cash. We transferred cash receipts related to our business to Cabletron periodically, and Cabletron provided funds to cover our disbursements. On June 2, 2001 we reported cash of $10.5 million in our intercompany cash account compared with $31.2 million on March 3, 2001. Cabletron administers this intercompany account, as provided by our services agreement with them. We completed our initial public offering on February 16, 2001 and realized net proceeds of $108.8 million. At completion of our initial public offering, we also received $46.6 million from the exercise of stock purchase rights by strategic investors. At June 2, 2001, we had cash and cash equivalents of $59.8 million and short-term investments of $105.8 million compared with $136.8 million cash and cash equivalents and short-term investments of $21.5 million at March 3, 2001. These cash and short-term investment accounts are managed by us. Cash equivalents consisted of government and non-government debt securities and money market funds with original maturities of less than three months. Short-term investments was comprised of U.S debt securities and commercial paper with original maturities greater than three months.

          Net cash used in operating activities for the three months ended June 2, 2001 and June 3, 2000 was $12.0 million and $2.7 million, respectively. Cash used by operating activities in these periods was primarily attributable to general operating expenses, and increases in inventories and other working capital items.

          Investing activities consisted of $5.7 million of capital expenditures and $84.1 million in purchase of short-term investments for the three months ended June 2, 2001. For the three months ended June 3, 2000 investing activities consisted of $5.7 million capital expenditures. Capital expenditures during both periods include production equipment, research and development equipment, computers, enterprise resource planning software applications and facility-related improvements.

          Cash provided by financing activities consisted of net transfers from Cabletron under our cash administration arrangements with them of $4.1 million and $64.0 for the three months ended June 2, 2001 and June 3, 2000, respectively.

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

     We have not yet achieved profitability, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. Portions of our historical financial data is based on Cabletron's financial statements. During fiscal 2000 and 2001, we incurred net losses of $37.4 million and $65.8 million, respectively. During the first quarter of fiscal

2002, our net loss amounted to $4.7 million. We anticipate incurring significant and increasing sales and marketing, product development and general and administrative expenses, requiring us to realize significantly higher revenue to achieve and sustain profitability.

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

     .    fluctuations in demand for our products and services;

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

     Historically, a limited number of customers have accounted for a significant portion of our revenue. For fiscal year 2001, Telseon accounted for over 10% of our net revenue and during the first quarter of fiscal year 2002, Intellispace accounted for over 10% of our net revenue. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We do not have binding commitments from any of our customers other than Tellabs. The commitments of Tellabs are subject to conditions, which may not be satisfied. If any of our large customers cancel, reduce or delay purchases, our revenue and profitability would be harmed because of our dependence on large customers.

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

     We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Our existing and future contract manufacturers may not meet our future requirements. We have experienced a delay in product shipments from our contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. While Flextronics has not experienced any power failures to date as a result of the recent California energy shortage that have prevented its ability to manufacture our products, continued or extended blackouts could adversely affect Flextronics' ability to manufacture our products and meet scheduled delivery needs. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

Substantially all of our revenues come from sales of our RS router family, making us dependent on widespread market acceptance of these products.

     Substantially all of our revenues result from sales of our RS router family. Continuing market acceptance of our products is critical to our future success, and we are more dependent on the market acceptance of our individual product family than competitors with broader product offerings. Factors that may affect the market acceptance of our products include:

     .    adoption of advanced routing and switching products and technologies;

     .    the performance, price and total cost of ownership of our products;

     .    the availability and price of competing products and technologies;

     .    brand recognition of the Riverstone name; and

     . the success and development of our sales and marketing organizations and resellers.

     If we fail to achieve market acceptance for our router family, our revenues may be harmed.

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

     Our growth strategy depends in part on the expansion of our international sales and operations. International sales, which were negligible in fiscal 1999, increased to 23% of our revenue in fiscal 2000 and 32% in fiscal 2001. During the first fiscal quarter 2002, our international sales were 38%. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas and tariffs, export controls and other trade barriers. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may determine to engage in hedging transactions to minimize the risk of fluctuations and if we are not successful in managing hedging transactions, we could incur losses.

If we fail to address the strain on our resources caused by our growth or if we are unable to attract and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

     We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our management, operational and financial resources. From February 28, 1999 to June 2, 2001, the number of our employees increased from 163 to 486 and is expected to continue to increase. Our management team has only been recently formed and has had limited experience managing rapidly growing companies. Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Romulus Pereira, our president and chief executive officer.

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

     Cabletron has announced that it received a private letter ruling from the Internal Revenue Service indicating that the distribution of Cabletron's shares of Riverstone common stock to Cabletron's stockholders will be tax-free to Cabletron and its stockholders. The private letter ruling is subject to compliance with representations made by Cabletron to the Internal Revenue Service. Cabletron will not be able to rely on the ruling if any of the representations or assumptions on which the ruling is based are, or become, incorrect or untrue in any material respect. On July 10, 2001, Cabletron announced that it expects to complete the distribution on August 6, 2001 to its stockholders of record on July 27, 2001. Cabletron is not obligated to complete the distribution, and there can be no assurance that the distribution will occur.

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

     Our consolidated financial statements are based on the consolidated financial statements of Cabletron, using the historical results of operations and historical bases of the assets and liabilities of the Cabletron router and switch business contributed to us. The historical financial information we have included in this Report on Form 10-Q does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Cabletron did not account for us as a separate, stand-alone entity before June 3, 2000. Our costs and expenses include allocations from Cabletron for centralized corporate services and infrastructure costs, including:

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

     On July 10, 2001, Cabletron announced that it anticipated to complete the distribution of our common stock that it holds on August 6, 2001 to its stockholders of record on July 27, 2001. Substantially all of these shares will be eligible for immediate resale in the public market once distributed. Significant amounts of common stock may be sold in the open market in anticipation of, or following, this distribution, or by Cabletron if the distribution does not occur. Additionally, a portion of Cabletron's common stock is held by index funds tied to the Standard & Poor's 500 Index or other stock indices. If we are not in these indices at the time of Cabletron's distribution of our common stock but Cabletron is, these index funds will be required to sell our stock. There may not be a sufficient number of buyers in the market at that time. Any sales of substantial amounts of common stock in the public market, or the perception that sales might occur, whether related to this distribution or not, could harm the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

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

          Under our services agreement with Cabletron, Cabletron provides us with a centralized treasury function. As part of this function, Cabletron administers our intercompany cash account. This account represents an amount, which may be adjusted periodically for our receivables collected and payables paid and for other appropriate credits and debits, which is payable on demand by Cabletron to us in cash. The amount of cash we can demand from Cabletron is not affected by any profit or loss Cabletron may realize from its cash management activities, except that Cabletron does credit interest income to us based on our weighted average cash balance at the same rate as Cabletron earns on average on its holdings of cash, cash equivalents and other short-term investments. As of June 2, 2001, our cash account with Cabletron totaled $10.5 million. Based upon Cabletron's reported cash reserves, we do not believe that there is any material risk that Cabletron would fail to pay us upon demand.

Foreign Currency Exchange Risk

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States district court for the district of New Hampshire and, following transfer, is pending in the district of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron's revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by order dated December 23, 1998, the district court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Cabletron could be required to pay substantial damages.

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

          We have granted options to purchase shares of our common stock under our 2000 equity incentive plan to our employees and employees of Cabletron and its affiliates and to our advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options, we may have violated the California state securities laws because we did not qualify options granted prior to February 22, 2001 under California state securities laws. Because these option grants were not qualified under California state securities laws, persons residing in California who received these options may have a claim against us. Accordingly, we currently intend to offer to repurchase outstanding options to purchase shares of our common stock granted under our 2000 equity incentive plan prior to February 22, 2001 to persons who resided in California at the time of grant.

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


Item 2. Changes in Securities and Use of Proceeds

          On February 16, 2001, in connection with the initial public offering of our common stock, $0.01 par value, a Registration Statement on Form S-1 (No. 333- 45958) was declared effective by the Securities and Exchange Commission registering 11,500,000 shares for an aggregate estimated maximum offering price of $161,000,000. We expect to use the net proceeds of the offering for working capital and for other general corporate purposes. We will use our working capital to fund our operating expenses including our increased research and development costs and the expansion of our sales and marketing force. We may use a portion of the net proceeds to acquire complementary products, technologies or businesses. However, we have no commitments or agreements for any specific acquisitions and are not in negotiations for any acquisition transactions.

          Until the use of the net proceeds from our initial public offering as described above, we plan to invest the net proceeds in short-term, investment grade, interest bearing obligations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

          On July 10, 2001, Cabletron and Riverstone entered into an agreement pursuant to which, upon the closing of the transactions contemplated by the agreement, Cabletron will transfer to Riverstone $120 million cash and certain strategic investments in exchange for 7,117,757 shares of Riverstone's common stock. The transfers contemplated by the agreement are expected to close on or about July 20, 2001.

          Riverstone has agreed to release Cabletron from its obligation to indemnify Riverstone for amounts paid or expenses incurred in connection with Riverstone's rescission offer in exchange for $1.5 million.

          On July 13, 2001, the Riverstone board of directors approved the adoption of a stockholder rights plan. Under the plan, one right will be issued for each share of the Company's common stock outstanding on July 26, 2001. Stock issued after that date will be issued with an attached right. Each right would initially represent the right, under certain circumstances, to purchase 1/1000 of a share of a new series of preferred stock of the Company at an exercise price of $115 per share.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

None.


(b)  Reports on Form 8-K.

None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RIVERSTONE NETWORKS, INC.

              July 16, 2001               By: /s/ Romulus Pereira
              -------------                   -------------------
                   Date                       Romulus Pereira
                                                President, Chief Executive
                                                Officer and Director

Signature                          Titles                                                     Date
---------                          ------                                                     ----
/s/ Romulus Pereira                President, Chief Executive Officer and Director        July 16, 2001
-------------------                (principal executive officer)                          -------------
Romulus Pereira

/s/ Robert Stanton                 Executive Vice President of Finance and Chief          July 16, 2001
------------------                 Financial Officer (principal financial and             -------------
Robert Stanton                     accounting officer)