Form 10-Q
period 2001-09-01
RIVERSTONE NETWORKS INC
filed 2001-10-15
CIK 1123028

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 1, 2001

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

                                YES - X   NO -

As of October 10, 2001 there were 116,268,858 shares of the Registrant's common stock outstanding.

                                     INDEX

                           RIVERSTONE NETWORKS, INC.

                                                                                                                               Page
Facing Page                                                                                                                       1

Index                                                                                                                             2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 1, 2001 and March 3, 2001                                                       3

Condensed Consolidated Statements of Operations - Three months and six months ended September 1, 2001 and September 2, 2000       4

Condensed Consolidated Statements of Cash Flows - Six months ended September 1, 2001 and September 2, 2000                        5

Notes to Condensed Consolidated Financial Statements                                                                              6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                                    11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                               24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                        25

Item 2. Changes in Securities and Use of Proceeds                                                                                25

Item 3. Defaults Upon Senior Securities                                                                                          26

Item 4. Submission of Matters to a Vote of Security Holders                                                                      26

Item 5. Other Information                                                                                                        26

Item 6. Exhibits and Reports on Form 8-K                                                                                         26

Signatures                                                                                                                       28

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Riverstone Networks Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                          September 1, March 3,
                                                             2001        2001
                                                            ------     --------
                            Assets
Current Assets:
 Cash and cash equivalents............................      $153,129   $136,765
 Cash due from parent.................................            --     31,184
 Short-term investments...............................        68,382     21,540
 Accounts receivable, net.............................        36,866     29,891
 Inventories, net.....................................        15,868     11,169
 Prepaid expenses and other current assets............        13,593     10,999
                                                            --------   --------

  Total current assets................................       287,838    241,548
                                                            --------   --------

 Property and equipment, net..........................        18,479     14,020
 Intangible and other long-term assets, net...........        19,600      8,475
 Long-term investments................................        90,056         --
                                                            --------   --------
  Total assets........................................      $415,973   $264,043
                                                            ========   ========


   Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.....................................      $ 21,768   $ 24,514
 Deferred revenue.....................................         7,997     10,550
 Accrued expenses.....................................        18,552     10,197
                                                            --------   --------

  Total current liabilities...........................        48,317     45,261
                                                            --------   --------

Commitments and contingencies
Stockholders' equity:
 Common stock.........................................         1,156      1,075
 Additional paid in capital...........................       420,571    269,200
 Accumulated deficit..................................       (46,133)   (41,488)
 Unearned stock-based compensation....................        (8,337)    (9,708)
 Accumulated other comprehensive income...............           399       (297)
                                                            --------   --------

  Total stockholders' equity..........................       367,656    218,782
                                                            --------   --------

Total liabilities and stockholders' equity............      $415,973   $264,043
                                                            ========   ========


See accompanying notes to the unaudited condensed consolidated financial statements.

                           Riverstone Networks Inc.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                             Three months ended            Six months ended

                                                                         September 1,   September 2,   September 1,   September 2,
                                                                            2001            2000           2001           2000
                                                                            ----            ----           ----           ----
Net revenues...........................................................  $     55,250   $     20,554   $     99,417   $     36,332
Cost of revenues.......................................................        23,734          9,157         42,805         16,428
Stock-based compensation...............................................            93             --            186             --
                                                                         ------------   ------------   ------------   ------------

  Total cost of revenues...............................................        23,827          9,157         42,991         16,428
                                                                         ------------   ------------   ------------   ------------

   Gross profit........................................................        31,423         11,397         56,426         19,904

Operating expenses
  Research and development.............................................        13,591         10,328         26,877         20,505
  Sales and marketing..................................................        13,690          7,595         26,787         14,890
  General and administrative...........................................         5,778          3,030         10,815          6,311
  Stock-based compensation.............................................         1,027          2,989          1,619          3,252
                                                                         ------------   ------------   ------------   ------------

   Total operating expenses............................................        34,086         23,942         66,098         44,958
                                                                         ------------   ------------   ------------   ------------

   Operating loss......................................................        (2,663)       (12,545)        (9,672)       (25,054)
Interest income, net...................................................         2,727            770          5,027            766
                                                                         ------------   ------------   ------------   ------------

   Net income/(loss)...................................................  $         64   $    (11,775)  $     (4,645)  $    (24,288)
                                                                         ------------   ------------   ------------   ------------


Basic net income/(loss) per share......................................         $0.00   $(117,750.00)        $(0.04)  $(242,880.00)
                                                                         ============   ============   ============   ============

Weighted average shares used in computing basic net income/(loss) per
 share.................................................................   111,253,961            100    109,372,083            100
                                                                         ============   ============   ============   ============

Diluted net income/(loss) per share....................................         $0.00   $(117,750.00)        $(0.04)  $(242,880.00)
                                                                         ============   ============   ============   ============

Weighted average shares used in computing diluted net income/(loss)
 per share.............................................................   135,572,854            100    109,372,083            100
                                                                         ============   ============   ============   ============

Pro forma net loss per share:
  Basic and diluted....................................................            --   $      (0.13)            --   $      (0.26)
                                                                                        ============                  ============

 Pro forma weighted average number of shares outstanding:
  Basic and diluted....................................................            --     92,088,235             --     92,088,235
                                                                                        ============                  ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                           Riverstone Networks Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Six months ended
                                                                                 September 1,     September 2,
                                                                                     2001             2000
                                                                                     ----             ----
Cash flows from operating activities:
Net loss.....................................................................         $  (4,645)      $(24,288)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..........................................             4,947          3,451
      Provision for losses on accounts receivable............................             2,875             32
      Stock-based compensation...............................................             1,806          3,252
      Other non-cash items...................................................            (2,000)            --
      Changes in assets and liabilities:
         Accounts receivable.................................................            (9,420)         3,501
         Inventories.........................................................            (2,509)        (1,514)
         Prepaid expenses and other assets...................................            (1,994)        (6,982)
         Accounts payable and other accrued expenses.........................             7,059          9,334
         Deferred revenue....................................................              (781)         3,790
         Proceeds from tax sharing agreement with Cabletron..................                --          3,787
                                                                                      ---------       --------

              Net cash used in operating activities..........................            (4,662)        (5,637)
                                                                                      ---------       --------
Cash flows from investing activities:
Capital expenditures.........................................................            (6,203)        (7,229)
Purchases of short-term, long-term and restricted investments................          (133,332)            --
                                                                                      ---------       --------

              Net cash used in investing activities..........................          (139,535)        (7,229)
                                                                                      ---------       --------
Cash flows from financing activities:
Proceeds from issuance of common stock.......................................           126,578             --
Principal payments on note payable...........................................                --            (98)
Net transfers from parent....................................................             2,799         63,983
                                                                                      ---------       --------

              Net cash provided by financing activities......................           129,377         63,885
                                                                                      ---------       --------

Net increase/(decrease) in cash and cash equivalents.........................           (14,820)        51,019
Cash and cash equivalents at the beginning of period.........................           167,949             --
                                                                                      ---------       --------

Cash and cash equivalents at the end of period...............................         $ 153,129       $ 51,019
                                                                                      =========       ========

Other cash flow information:
      Cash paid for interest.................................................         $      29       $      4
                                                                                      =========       ========
Non-cash investing and financing activities:
     Issuance of common stock for long-term investments......................         $  13,000       $     --
                                                                                      =========       ========
     Assets acquired from and liabilities transferred to parent..............         $   8,640       $     --
                                                                                      =========       ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                            RIVERSTONE NETWORKS,INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note (1) Business Operations

On February 10, 2000, Cabletron Systems, Inc. ("Cabletron") announced its plan to create an independent publicly-traded company, Riverstone Networks, Inc. ("Riverstone" or the "Company"), comprised of Cabletron's Internet infrastructure solutions business for Internet service providers and other service providers. After the completion of Riverstone's initial public offering on February 22, 2001, Cabletron owned 92,088,235 shares of common stock, representing approximately 86% of Riverstone's outstanding common stock.

On June 3, 2000, Cabletron, Riverstone and certain related parties entered into a Transformation Agreement, and Cabletron and Riverstone entered into a Contribution Agreement. In accordance with the Transformation Agreement, Cabletron transferred to Riverstone the Cabletron-owned assets and liabilities which related to the Riverstone business on August 28, 2000 (the "Contribution Date"). Zeitnet was also contributed to and then merged into Riverstone. The accompanying financial statements for the three and six months ended September 2, 2000 reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Contribution Date.

On July 24, 2001, Riverstone issued 7,117,757 shares of common stock to Cabletron in exchange for approximately $122 million in cash and certain strategic investments, with an historic cost of approximately $13 million. On August 6, 2001, Cabletron distributed all of its shares of Riverstone's common stock to its stockholders and Riverstone ceased to be a subsidiary of Cabletron. In connection with Cabletron's distribution of the Company's common stock to its stockholders, Riverstone was required to issue warrants to certain of Cabletron's investors to purchase 230,364 shares of its common stock. Additionally, Riverstone was obligated to grant supplemental options under its 2000 Equity Incentive Plan to acquire 3,146,272 shares of its common stock to those persons who held compensatory Cabletron stock options.

On the distribution date, Cabletron merged its subsidiary Enterasys Networks, Inc. into itself and renamed itself Enterasys Networks, Inc. The terms Cabletron and Enterasys included hereafter refer to Enterasys Networks, Inc. (formerly known as Cabletron Systems, Inc.) and Old Enterasys refers to the Enterasys Networks, Inc. that existed as a subsidiary of Cabletron prior to its merger into Cabletron.

Note (2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Riverstone pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Riverstone and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 1, 2001 and the operating results and cash flows for the six months ended September 2, 2000 and September 1, 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 3, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 3, 2001 has been derived from audited financial statements as of that date.

The consolidated financial statements as of September 2, 2000 have been prepared using Cabletron's historical basis in the assets and liabilities and the historical results of operations of Riverstone.

The consolidated financial information for the period prior to the Cabletron share distribution (August 6, 2001) includes allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company's and Cabletron's management believed to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the financial position or results of operations that would have occurred if the Company were a stand-alone entity during the applicable periods.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents and investments consist of money market funds, commercial paper, government securities, and marketable debt securities. To date all investments have been classified as available-for-sale and are carried at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity when significant. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends. The Company has invested in equity and debt of non publicly-traded companies. These investments have been made in order to establish relationships with companies in markets that the Company believes are consistent with its long-term strategic direction. Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. Accordingly, these investments are accounted for using the cost method. These investments of approximately $25.5 million, including those transferred from Cabletron in July 2001, are included in other long-term investments in the accompanying condensed consolidated balance sheet as of September 1, 2001. During the three months ended September 1, 2001, sales to affiliated investee companies represented approximately 19% of net revenues.


Inventories

Inventories are stated at the lower of cost or market. Costs are determined at standard cost, which approximates the first-in, first-out (FIFO) method.

Inventories consist of (in thousands):

                                                 September 1,  March 3,
                                                     2001        2001
                                                     ----        ----
Raw materials..................................    $ 2,297     $ 2,473
Finished goods.................................      9,028       3,557
Consignment....................................      4,543       5,139
                                                   -------     -------

                                                   $15,868     $11,169
                                                   -------     -------

Revenue Recognition

The Company generally recognizes revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. When the Company provides a combination of products and services to a customer, revenue is allocated based on the fair values. Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. The Company's warranty period typically extends twelve months from the date of shipment. Sales to customers in which the Company receives an equity instrument as consideration are recorded at the estimated fair value of the instrument received as determined by an independent appraisal or a recent cash equity transaction received by the customer from an unrelated third party. Deferred revenue is recognized into income when the above criteria have been met.

Lease Financing. The Company occasionally enters into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to the Company. In certain transactions, the Company has guaranteed a portion of the customer's lease payments to be made to the lessor. When the Company provides a financing guarantee, it records revenue at the time of shipment, subject to a sales reserve. The Company bases the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis, supplemented with industry experience. Accordingly, the Company has deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users.

Customer Concentration

During the quarter ended September 1, 2001, one reseller customer accounted for more than 10% of net revenues, compared with one customer accounting for more than 10% of net revenues in the quarter ended September 2, 2000.

Segment Reporting

Financial Accounting Standards Board Statement No.131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions how to allocate resources and assess performance. To date, the chief operating decision maker has viewed the Company's operations as principally one segment, an Internet infrastructure solutions business for Internet service providers and other service providers. Revenues based on product shipment destination from unaffiliated customers by geographic region are as follows:

                                               Three months ended            Six months ended

                                            September 1,  September 2,  September 1,  September 2,
                                                2001          2000          2001          2000
                                                ----          ----          ----          ----
Sales to unaffiliated customers (trade):
    United States.........................       $28,214       $14,361       $55,113       $24,981
    China.................................         9,579           333        15,166           333
    Japan.................................         2,920            --         7,850            --
    United Kingdom........................         6,245           808         8,400         2,627
    Other.................................         8,292         4,690        12,491         6,373
                                                 -------       -------       -------       -------

Total trade sales.........................        55,250        20,192        99,020        34,314
Sales to related parties..................            --           362           397         2,018
                                                 -------       -------       -------       -------

Total sales...............................       $55,250       $20,554       $99,417       $36,332
                                                 =======       =======       =======       =======

Substantially all of the Company's assets are located in the United States.

Historical Net Loss Per Share

Basic net income or loss per common share and diluted net income or loss per common share are presented in conformity with Statement of Financial Accounting Standards No.128, Earnings Per Share ("SFAS 128") for all periods presented. In accordance with SFAS 128, basic net income or loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period. For the three months ended September 1, 2001, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock.

For the three months ended September 2, 2000 and six months ended September 1, 2001 and September 2, 2000, Riverstone has excluded all outstanding stock options as well as stock purchase rights held by private investors from the calculation of diluted net loss per common share because such securities are anti-dilutive for those periods.

Pro Forma Basic and Diluted Net Loss per Share

The Series A Convertible Preferred Stock automatically converted into common stock at the 1:1 conversion rate upon the closing of the Company's initial public offering. The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three months and six months ended September 2, 2000 reflects the impact on pro forma basic and diluted net loss per share of such conversion as of the beginning of the period using the if-converted method.

The following tables present the calculation of historical basic and diluted net income/(loss) per share, and pro forma basic and diluted net loss per share (in thousands, except share and per share amounts):

                                                                             Three months ended           Six months ended

                                                                         September 1,  September 2,   September 1,   September 2,
                                                                             2000         2000           2001           2000
                                                                             ----         ----           ----           ----
Historical:
 Net income/(loss).....................................................  $         64  $    (11,775)  $     (4,645)  $    (24,288)
                                                                         ------------  ------------   ------------   ------------

 Weighted average shares of common stock outstanding used in
   computing basic net income or loss per common share.................   111,253,961           100    109,372,083            100
                                                                         ------------  ------------   ------------   ------------

  Weighted average dilutive potential common stock.....................    24,318,893            --             --             --
                                                                         ------------  ------------   ------------   ------------

 Weighted average shares of dilutive common stock outstanding used in
   computing diluted net income or loss per common share...............   135,572,854           100    109,372,083            100
                                                                         ------------  ------------   ------------   ------------

 Net income/(loss) per share:
 Basic.................................................................  $       0.00  $(117,750.00)  $      (0.04)  $(242,880.00)
                                                                         ============  ============   ============   ============

 Diluted...............................................................  $       0.00  $(117,750.00)  $      (0.04)  $(242,880.00)
                                                                         ============  ============   ============   ============


Pro forma:
 Net income/(loss).....................................................            --  $    (11,775)            --   $    (24,288)
                                                                         ------------  ------------   ------------   ------------

 Weighted average shares of common stock outstanding used in
   computing basic net income or loss per common share.................            --           100             --            100
                                                                         ------------  ------------   ------------   ------------

  Assumed conversion of preferred stock................................            --    92,088,135             --     92,088,135
                                                                         ------------  ------------   ------------   ------------

 Weighted average shares of dilutive common stock outstanding used in
   computing diluted net income or loss per common share...............            --    92,088,235             --     92,088,235
                                                                         ------------  ------------   ------------   ------------

 Pro forma net income/(loss) per share:
 Basic and diluted.....................................................            --  $      (0.13)            --   $      (0.26)
                                                                         ------------  ============   ------------   ============

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method approach to an impairment-only approach.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective March 3, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations. The Company is currently reviewing and assessing the impact of SFAS No. 142 on its financial position and results of operations.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required to adopt the provisions of SFAS No. 143 effective for the fiscal year starting March 2, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The Company is currently reviewing and assessing the impact of SFAS No. 143 on its financial position and results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company will review and assess the impact of SFAS No. 144 on its financial position and results of operations.

Note (3) Contingencies

As a result of the nature of the persons who received certain options to purchase common stock of the Company granted prior to February 22, 2001 under the Company's 2000 Equity Incentive Plan and the vesting provisions of these options, the Company may have violated California state securities laws because it did not qualify these options under California state securities laws. Because these option grants may not have been qualified under California state securities laws, persons residing in California who received these options may have a claim against the Company. Accordingly, the Company currently intends to offer to repurchase outstanding options to purchase shares of its common stock granted under its 2000 Equity Incentive Plan prior to February 22, 2001 to persons who resided in California at the time of grant.

On August 28, 2001, Tellabs Operations, Inc. filed an action against Riverstone in the Chancery Division of the Circuit Court of Cook County, Illinois alleging that Riverstone breached the Strategic Alliance Agreement dated as of November 17, 2000 between Riverstone and Tellabs and committed various torts by (i) failing to provide Tellabs with CMTS products that met the technical specifications in the agreement; (ii) misrepresenting to Tellabs the technical capabilities of Riverstone's CMTS products; and (iii) improperly selling Riverstone products to Tellabs customers. Tellabs' complaint seeks compensatory damages in excess of $10 million, plus punitive damages and costs in unspecified amounts. On that same date, Tellabs purported to terminate the agreement and is seeking a declaratory judgment that it has no further obligations under the agreement. The Company believes that Tellabs' claims are without merit and intends to vigorously defend this proceeding. On August 29, 2001, Riverstone filed suit against Tellabs in the Superior Court for Santa Clara County, California seeking compensatory damages in excess of $60 million, including over $56 million in unfulfilled minimum purchase obligations Tellabs was required to make under the agreement. Riverstone has filed a motion in the Illinois case to have that action dismissed or stayed, so that the parties' dispute can be heard in the first instance in the California case.

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

Overview

We are a leading provider of Internet infrastructure equipment to telecommunications service providers in the metropolitan area network. The metropolitan area network, or MAN, encompasses service providers, the Internet infrastructure connecting these service providers with their customers and the Internet backbone. Our routers contain bandwidth management and provisioning, accounting and billing, quality of service and content delivery capabilities that enable service providers to deliver advanced applications and differentiated services to their customers. The majority of our revenue comes from sales of our RS router family. We account for sales in which we receive equity as consideration by estimating the fair value of the equity instrument through an independent appraisal or a recent equity transaction received by the issuer from an unrelated third party.

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

General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses, professional and contractor fees, finance, legal, facilities, human resources and provisions for doubtful accounts. Included in general and administrative expenses are expenses for services provided by Cabletron under our services agreement with them through August 6, 2001. Before the effective date of the services agreement, March 1, 2000, Cabletron allocated to us general and administrative expenses that it incurred on our behalf, based on headcount and revenue. We expect general and administrative expenses to increase slightly in absolute dollars over the next year as we complete the build-out of our own administrative infrastructure.

Additional Option and Warrant Obligation. On August 6, 2001, Cabletron distributed the 99,205,992 shares of Riverstone's common stock that it held to its stockholders. In connection with this stock distribution, we were required to issue to certain of Cabletron's investors warrants to purchase 230,364 shares of our common stock, which number of shares was based on the number of shares that the investors would have received in the distribution if the investors had exercised the Cabletron warrants they held immediately before the record date of the distribution. These warrants have a weighted average exercise price of $29.18 and will expire on August 30, 2007. In addition, in connection with the distribution, we were required to grant options under our 2000 Equity Incentive Plan to purchase 3,146,272 shares of our common stock to those persons who held compensatory Cabletron stock options. These options have a weighted average exercise price of $7.93.

Stock-based compensation. We have recorded approximately $11.1 million of unearned stock-based compensation primarily related to stock option grants to employees based on the excess of the determined fair market value over the exercise price at date of grant. This compensation expense is being recognized over the four-year option vesting period on a straight-line basis. In the second quarter of fiscal year 2002, we additionally recorded an expense $435,000 of stock-based compensation relating to employment termination. We expect to recognize stock-based compensation expenses of $3.2 million, $2.7 million, $2.7 million and $1.6 million during our fiscal years 2002, 2003, 2004 and 2005.

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

Results of Operations

The following table sets forth for the period indicated certain financial data as a percentage of net revenues:

                                    Three month ended       Six months ended

                                           September 1,   September 2,   September 1,   September 2,
                                              2001           2000           2001           2000
                                              ----           ----           ----           ----
  Net revenues...........................      100%           100%           100%           100%
  Cost of revenues.......................       43             45             43             45
  Stock based compensation...............       --             --             --             --
                                              ----           ----           ----           ----

      Total cost of revenues.............       43             45             43             45
      Gross profit.......................       57             55             57             55
  Operating expenses:
  Research and development...............       25             50             27             56
  Sales and marketing....................       25             37             27             41
  General and administrative.............       10             15             11             18
  Stock-based compensation...............        2             14              2              9
                                              ----           ----           ----           ----

         Total operating expenses........       62            116             67            124

         Operating loss..................       (5)           (61)           (10)           (69)
         Interest income, net............        5              4              5              2
                                              ----           ----           ----           ----

         Net income/(loss)...............        0%           (57)%           (5)%          (67)%
                                              ====           ====           ====           ====

Three and six months ended September 1, 2001 and September 2, 2000

Net Revenues. Net revenues were $55.3 million for the three months ended September 1, 2001 and $20.6 million for the three months ended September 2, 2000, representing an increase of $34.7 million or 169% from the second quarter of fiscal year 2001 to the second quarter of fiscal year 2002. Net revenues were $99.4 million for the six-month period ended September 1, 2001 and $36.3 million for the six-month period ended September 2, 2000, representing an increase of $63.1 million or 174% from the first six months of fiscal year 2001 to the first six months of fiscal year 2002. The increase in net revenues was primarily due to the addition of new customers both in the United States and internationally. During the first six months of fiscal year 2002, revenues from international regions grew at a faster rate than revenues from within the United States. International revenues for the second quarter of fiscal 2002 were 49% of revenues compared with 28% of revenues in the same period of fiscal 2001. For the first six months of fiscal 2002, international revenues were 44% of revenues compared with 25% in the same period of fiscal year 2001.

Cost of Revenues. Cost of revenues consists primarily of amounts paid to a third-party manufacturer for purchased materials and services, and manufacturing and professional services personnel and related costs. Cost of revenues for the three months ended September 1, 2001 were $23.8 million with a gross margin of 56.9%, compared to cost of revenues of $9.2 million for the three months ended September 2, 2000 and a gross margin of 55.4%. Cost of revenues for the six months ended September 1, 2001 were $43.0 million with a gross margin of 56.8%, compared to cost of revenues of $16.4 million for the six months ended September 2, 2000 and a gross margin of 54.8%. The increase in cost of revenues is primarily related to the increase in sales volume. We expect cost of revenues to continue to increase as net revenues increase. The improvement in gross margin is primarily attributable to economies of scale achieved from increased sales levels.

Research and Development. Research and development expenses excluding stock-based compensation were $13.6 million for the three months ended September 1, 2001, an increase of $3.3 million over the comparable quarter of fiscal year 2001. Research and development expenses excluding stock-based compensation were $26.9 million for the six months ended September 1, 2001, representing an increase of $6.4 million over the comparable period a year ago. Research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 25% and 50% of net revenues in the three months ended September 1, 2001 and September 2, 2000, respectively. For the first six months of fiscal years 2002 and 2001, research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 27% and 56%, respectively. The increase in absolute dollars represented the Company's continued investments in personnel and related costs to support the Company's product development efforts.

Sales and Marketing. Sales and marketing expenses excluding stock-based compensation were $13.7 million for the three months ended September 1, 2001, an increase of $6.1 million over the comparable quarter in fiscal year 2001. Sales and marketing expenses excluding stock-based compensation were $26.8 for the six months ended September 1, 2001, representing an increase of $11.9 million over the comparable period of fiscal year 2001. Sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 25% and 37% of net revenues in the three months ended September 1, 2001 and September 2, 2000, respectively. For the first six months of fiscal years 2002 and 2001, sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 27% and 41%, respectively. The increase in absolute dollars in sales and marketing expenses was due primarily to the addition of sales and marketing personnel to support increased sales and marketing activities.

General and Administrative. General and administrative expenses excluding stock-based compensation were $5.8 million for the three months ended September 1, 2001, an increase of $2.7 million over the comparable quarter in fiscal year 2001. General and administrative expenses excluding stock-based compensation were $10.8 million for the six months ended September 1, 2001, representing an increase of $4.5 million over the comparable period of fiscal year 2001. General and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 10% and 15% in the three months ended September 1, 2001 and September 2, 2000, respectively. first fiscal quarter of 2002 and 2001, respectively. For the first six months of fiscal years 2002 and 2001, general and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 11% and 17%, respectively. The increase in absolute dollars was primarily due to the addition of personnel to support the increase in revenue and general corporate expenses consistent with the increased scale of operations.

Stock-based Compensation. We recorded total deferred compensation of $11.1 million during the fiscal year ended March 3, 2001, related to stock option grants to employees and an employee change in status, of which approximately $685,000 was expensed during the three months ended September 1, 2001. In the second quarter of fiscal year 2002, we recorded an additional $435,000 of stock-based compensation expense relating to employment termination. Stock-based compensation expense was classified as cost of revenues or operating expense depending upon the classification of the respective employee.

Interest Income, Net. Interest income primarily consists of income on available-for-sale investments. Interest income was $2.7 million for the three months ended September 1, 2001, compared with $770,000 for the three months ended September 2, 2000. The increase in interest income is a direct result of increased cash and investment balances, resulting from the Company's initial public offering in February 2001, the exercise of warrants by strategic investors at the time of the initial public offering, proceeds from the issuance of common stock to Cabletron in July 2001 and stock option exercises in the second quarter of fiscal year 2002.


Liquidity and Capital Resources

Prior to our initial public offering, Cabletron administered our cash. We transferred cash receipts related to our business to Cabletron periodically, and Cabletron provided funds to cover our disbursements. On March 3, 2001, we reported cash of $31.2 million in our intercompany cash account. Cabletron administered this intercompany account, as provided by our services agreement with them, up to the completion of our separation from Cabletron in August 2001 when all intercompany accounts were settled. We completed our initial public offering on February 22, 2001 and realized net proceeds of $108.8 million. At the completion of our initial public offering, we also received $46.6 million from the exercise of stock purchase rights by strategic investors. Pursuant to a transfer agreement between Cabletron and us, on July 24, 2001, we issued 7,117,757 shares of our common stock to Cabletron in exchange for approximately $122.2 million in cash and certain strategic investments. At September 1, 2001, we had cash and cash equivalents of $153.1 million and short-term investments of $68.4 million compared with $136.8 million cash and cash equivalents and short-term investments of $21.5 million at March 3, 2001. The cash and short-term investment accounts have been managed by us, and we began managing the cash from our intercompany account with Cabletron upon the completion of our separation from Cabletron. Cash equivalents consisted of government and non-government debt securities and money market funds with original maturities of less than three months. Short-term investments were comprised of U.S debt securities and commercial paper with original maturities greater than three months but less than a year. Long-term investments primarily consisted of government and non-government debt securities with original maturities greater than a year and minority investments in non publicly traded companies.

Net cash used in operating activities for the six months ended September 1, 2001 and September 2, 2000 was $4.7 million and $5.6 million, respectively. Cash used by operating activities in these periods was primarily attributable to general operating expenses, and increases in inventories and other working capital items.

Net cash used in investing activities of $139.5 million for the six months ended September 1, 2001 consisted of capital expenditures, purchases of short-term, long-term and restricted investments. For the six months ended September 2, 2000 investing activities of $7.2 million were primarily capital expenditures. Capital expenditures during both periods include production equipment, research and development equipment, computers, enterprise resource planning software applications and facility-related improvements.

Cash provided by financing activities was $129.4 million for the six months ended September 1, 2001, as compared to $63.9 million for the six months ended September 2, 2000. The net cash provided for the six months ended September 1, 2001 primarily consisted of proceeds from issuance of common stock, exercise of stock options and net transfers from Cabletron under our agreement with them. The net cash provided for the six months ended September 2, 2000 was primarily attributable to net transfers from Cabletron.

Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business. We anticipate an increase in our capital expenditures to support growth in operations and infrastructure. However, our underlying assumed levels of revenues and expenses may prove to be inaccurate. We may need to raise additional funds through public or private financing or other arrangements to:

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next twelve months.

Risk Factors That May Affect Future Results and Market Price of Stock

Risks Related to Riverstone

We have a general history of losses and cannot assure you that we will operate profitably in the future.

We achieved profitability for the first time in the second quarter of fiscal year 2002. Net income for the second quarter of fiscal year 2002 was $64,000. However, the financial position, results of operations and cash flow of the second quarter of 2002 may not necessarily be indicative of results to be expected for the full fiscal year or any future periods. We cannot be certain that we will realize sufficient revenue to sustain profitability in the future. Portions of our historical financial data are based on Cabletron's financial statements. During fiscal 2000 and 2001, we incurred net losses of $37.4 million and $65.8 million, respectively. During the first quarter of fiscal 2002, our net loss amounted to $4.7 million. We anticipate incurring significant and increasing sales and marketing, product development and general and administrative expenses, requiring us to realize significantly higher revenue to sustain profitability.

An economic slowdown is being experienced by the United States, Europe and Asia-Pacific, and if the slowdown continues for an extended period of time or if any of these economies were to enter a recession, our ability to increase or sustain our revenues may be limited. The events on September 11 in New York, N.Y. and Washington, D.C. have increased the uncertainty in the U.S. economy and may have increased the chances the current slowdown in the U.S. economy will become a recession. These events have decreased our ability to project our revenue in future quarters and may decrease the amount of funds our customers commit to information technology infrastructure spending. Any reduction in or delay of capital spending by our customers due to the events of September 11 will reduce our future revenue and profitability.

Our exclusive focus on sales to service provider customers subjects us to risks that may be greater than those for providers with a more diverse customer base.

Our customers consist of carriers, content hosting providers and metropolitan area service providers, as well as traditional Internet service providers, whose businesses depend on the continuing demand for differentiated services by their customers. If this demand does not continue or the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the demand for our products could decline. Our exposure to this risk is greater than other vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by our competitors in their relationships with corporate and other customers, including:

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

Historically, a limited number of customers have accounted for a significant portion of our revenue. For fiscal year 2001, Telseon accounted for over 10% of our net revenue and during the first quarter of fiscal year 2002, IntelliSpace accounted for over 10% of our net revenue. In the quarter ended September 1, 2001, Telindus accounted for over 10% of our net revenue. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. For example, Vitts Networks and Metricom have recently filed for bankruptcy and ceased operations and Tellabs is purporting to terminate its agreement with us. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We generally do not have binding commitments from most of our customers. If any of our large customers cancel, reduce or delay purchases, our revenue and profitability would be harmed because of our dependence on large customers.

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

Our sales and distribution strategy relies on value-added resellers, original equipment manufacturers, or OEMs, our direct and indirect international sales efforts and our ability to package our products into a complete network infrastructure solution by working with other technology vendors. If we are unable to establish new value-added reseller or OEM relationships, or if our OEMs and valued-added resellers are unsuccessful in distributing our products, our sales could suffer. Because we are not a vertically integrated network infrastructure provider, if we fail to maintain existing technology vendor relationships or to establish new ones, we will be unable to satisfy our customers' need for complete, fully-integrated solutions and our business could suffer.

Certain of our customers rely on us to arrange financing for our products, which subjects us to credit and market risks.

Certain of our customers do not have or do not wish to commit the financial resources required to purchase our products without financing, and these customers expect us to arrange their financing. These financing arrangements expose us to our customers' credit risk and in the past we have experienced customer defaults. If customers default on their financing payments in the future, our recognition of revenue from those customers will be harmed. Due to recent public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their equity securities or otherwise in a timely fashion. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. In the past, we benefited from Cabletron's resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we are a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues.

We purchase several key components for our products from single or limited sources and could lose sales if these sources fail to fulfill our needs.

We purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. We have worked with NEC and Agere to develop several of our key proprietary application specific integrated circuits, or ASICs. These proprietary ASICs are very complex, and NEC and Agere are our sole source suppliers for the specific types of ASICs that they supply to us. We do not have a long-term fixed price or minimum volume agreement with either of these suppliers. Should we encounter problems with NEC or Agere, we would not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our routers.

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

Our customers demand a high level of customer service and support. Our customer service and support functions are provided by a combination of our internal product support group and Digital Equipment (India). We are in the process of transitioning the services provided by Digital Equipment (India) to internal field service and support services. We may experience a disruption in our ability to support customers during this transition period, which could significantly reduce customer satisfaction and impair our ability to retain customers and make future sales. We are also considering other third parties to provide certain customer support services. We may be unable to manage effectively those third parties who provide support services for us and they may provide inadequate levels of customer support.

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

For the distribution of our stock by Cabletron (now known as Enterasys) to qualify as tax-free to Enterasys, there must not be a change in ownership of 50% or greater in either the voting power or value of either our stock or Enterasys' stock that is considered to be part of a plan or series of transactions related to the distribution. If there is a direct or indirect acquisition of our or Enterasys' stock by one or more persons during the four-year period beginning two years before and ending two years after the distribution, it will be presumed to be part of a plan or series of related transactions related to Enterasys' intended distribution of our stock. Unless this presumption is successfully rebutted, the distribution will be taxable to Enterasys.

We have entered into a tax sharing agreement with Enterasys, Aprisma and GNTS. This agreement requires us to indemnify the other parties if the distribution by Cabletron of its Riverstone shares does not qualify as tax-free due to actions we take or that otherwise relate to us, including any change of ownership of us. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules, we might inadvertently cause a change of ownership to occur, triggering our obligation to indemnify Enterasys and the other parties to the tax sharing agreement. Our obligation to indemnify these parties if a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire us.

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

Intellectual property that relates to a family of ASICs used in both our RS router family and Enterasys' Smart Switch Router product family is owned jointly by Enterasys and us. Enterasys is primarily a provider of local area network products for the enterprise market. There are no contractual provisions that prohibit Enterasys from developing products that are competitive with our products, including products based upon the jointly assigned intellectual property. If Enterasys is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined company from developing products competitive with our products.

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

Our growth strategy depends in part on the expansion of our international sales and operations. International sales, which were negligible in fiscal 1999, increased to 23% of our revenue in fiscal 2000 and 32% in fiscal 2001. During the first and second fiscal quarter 2002, our international sales were 38% and 49%, respectively. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas and tariffs, export controls and other trade barriers. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may determine to engage in hedging transactions to minimize the risk of fluctuations and if we are not successful in managing hedging transactions, we could incur losses.

If we fail to address the strain on our resources caused by our growth or if we are unable to attract and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our management, operational and financial resources. From February 28, 1999 to September 1, 2001, the number of our employees increased from 163 to 506 and is expected to continue to increase. Our management team has only been recently formed and has had limited experience managing rapidly growing companies. Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Romulus Pereira, our president and chief executive officer.

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

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenues or profitability.

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

Our consolidated financial statements are based on the consolidated financial statements of Cabletron, using the historical results of operations and historical bases of the assets and liabilities of the Cabletron router and switch business contributed to us. The historical financial information we have included in this Report on Form 10-Q does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Cabletron did not account for us as a separate, stand-alone entity before June 3, 2000. Our costs and expenses include allocations from Cabletron for centralized corporate services and infrastructure costs, including:

    .    customer service;

    .    sales;

    .    information technology;

    .    distribution;

    .    legal and accounting;

    .    real estate; and

    .    treasury.

These allocations have been determined on bases that we and Cabletron considered to be reasonable reflections of the utilization of services provided to or the benefit received by us. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect many significant changes related to our cost structure, funding and operations due to our separation from Cabletron, including increased costs from reduced economies of scale, increased marketing expenses related to building a company brand identity separate from Cabletron and the increased costs of being a publicly traded, stand-alone company.

Cabletron no longer provides us administrative services and we no longer use Cabletron's operational and administrative infrastructure, and our ability to operate our business may suffer if we do not successfully replace this infrastructure and services.

Under a services agreement, prior to its distribution of our common stock, we used Cabletron's administrative infrastructure and Cabletron provided us centralized corporate functions, including legal, accounting, payroll and other services. If we are not successful in replacing the services and infrastructure systems previously provided by Cabletron, or if there is a failure or significant downtime in our systems, our business could be harmed. To successfully implement and operate our own systems, we must be able to attract and retain a significant number of highly skilled employees.

We cannot rely on Cabletron to fund our future capital requirements, and financing from other sources may not be available on favorable terms or at all.

In the past, our capital needs were satisfied by Cabletron. However, following our separation, Cabletron is no longer a source of funds to finance our working capital or other cash requirements or to support customer financing. Financing or financial support from other sources, if needed, may not be available on favorable terms or at all.

We believe our capital requirements will vary greatly from quarter to quarter. Capital expenditures, fluctuations in our operating results, financing activities, acquisitions, investments and inventory and receivables management may contribute to these fluctuations. We believe that the proceeds from our initial public offering, our sale of common stock to Cabletron in July 2001 and our future cash flow from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next twelve months. However, we may require or choose to obtain additional debt or equity financing to finance acquisitions or other investments in our business. Future equity financings may be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain debt financing with interest rates and other terms as favorable as those that Cabletron could obtain.

The plaintiffs in Cabletron's outstanding class action suit might seek to add us to this litigation or seek payment of any related damages.

Since December 1997, Cabletron has been party to an outstanding class action suit alleging that during the period of March 3, 1997 through December 2, 1997, Cabletron released false and misleading information about its operations and that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results. The plaintiffs' complaint does not specify the amount of damages, but if the plaintiffs prevail Enterasys (formerly Cabletron) could be required to pay substantial damages. The plaintiffs in this matter might seek to involve us in this litigation or, if they prevail in this litigation, might seek to recover damages from us, particularly if Cabletron has insufficient assets.

Conflicts of interest may arise because our directors and executive officers have ownership interests in Enterasys and Aprisma.

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Enterasys common stock and options to purchase Enterasys common stock. Our directors also hold options to purchase stock of Aprisma. Conflict of interest may arise between Enterasys and us in a number of areas relating to our past and ongoing relationships, including tax, indemnification, intellectual property and other matters arising from our separation from Cabletron, which is now Enterasys. These factors could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Enterasys, Aprisma and us. In our certificate of incorporation we have renounced any interest in business opportunities that are presented to Cabletron (now known as Enterasys), its subsidiaries other than us, or our officers or directors who are employees of Enterasys or its subsidiaries other than us at the time the opportunity is presented.

We could incur significant tax liability if the distribution does not qualify for tax-free treatment, which could require us to pay Enterasys a substantial amount of money.

Cabletron (now known as Enterasys) announced that it received from the U.S. Internal Revenue Service a private letter ruling that its distribution of shares of our common stock will be free of U.S. federal income taxes. Although private letter rulings are generally binding on the IRS, Enterasys will not be able to rely on the ruling if any of the factual representations or assumptions made to obtain the ruling are, or become, incorrect or untrue in any material respect. We have entered into a tax sharing agreement which is among Enterasys, Aprisma, GNTS and us. The tax sharing agreement requires us to indemnify the other parties if the distribution by Cabletron of its Riverstone shares does not qualify as tax-free due to actions we take or that otherwise relate to us. In addition to our liability under the tax sharing agreement, under United States Federal income tax laws, we would be jointly and severally liable for the federal income taxes of Cabletron resulting from the distribution being taxable. This means that even if we do not have to indemnify Enterasys under the tax sharing agreement because we did not take any specific action to cause the distribution to fail as a tax-free event, we may still be liable for any part of, including the whole amount of, these liabilities and expenses if Enterasys fails to pay them.

Risks Related to Our Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for individual stockholders.

The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, during the first nine months of calendar year 2001, the Nasdaq Composite Index had a closing low of 1423.19, representing 50.2% less than the closing high of 2859.15 for the same period. The market price of our common stock has been volatile and we expect that it will continue to be volatile.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

We have adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 26, 2001. Each right entitles the holder to purchase upon certain events one one-thousandth of a share of our Series A Preferred Stock for $115. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the exercise price, shares of our common stock, and in certain cases, shares of stock of a company into which we are merged, having a value of double the exercise price. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock (of which 200,000 shares have been designated as Series A Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents may have the effect of delaying or preventing changes in control or management of Riverstone.

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


Foreign Currency Exchange Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates. Management is currently assessing the exchange rate risk management strategy, including using foreign exchange forward and option contracts to hedge some balance sheet exposure against future movements in foreign exchange rates. Gains and losses on the forward and option contracts are largely offset by gains and losses on the underlying exposure and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows. We do not now or in the future intend to use derivative financial instruments for trading purposes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States district court for the district of New Hampshire and, following transfer, is pending in the district of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron's revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. The plaintiffs served a second consolidated class action complaint and Cabletron filed a motion to dismiss this complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Enterasys (formerly known as Cabletron) could be required to pay substantial damages.

We have not assumed any liabilities from Enterasys for this litigation. We have not been named as a defendant in this litigation and none of our officers or directors is named as a defendant to this litigation. However, the plaintiffs might attempt to involve us in this litigation or might seek to have us pay damages if Enterasys has insufficient assets to cover any resulting damages. Any involvement in this litigation could be protracted and may result in a diversion of management and other resources. The payment of substantial legal costs or damages, or the diversion of our management and other resources, could have a material adverse effect on our business, financial condition or results of operations.

On August 28, 2001, Tellabs Operations, Inc. filed an action against Riverstone in the Chancery Division of the Circuit Court of Cook County, Illinois alleging that Riverstone breached the Strategic Alliance Agreement dated as of November 17, 2000 between Riverstone and Tellabs and committed various torts by (i) failing to provide Tellabls with CMTS products that met the technical specifications in the agreement; (ii) misrepresenting to Tellabs the technical capabilities of Riverstone's CMTS products; and (iii) improperly selling Riverstone products to Tellabs customers. Tellabs' complaint seeks compensatory damages in excess of $10 million, plus punitive damages and costs in unspecified amounts. On that same date, Tellabs purported to terminate the agreement and is seeking a declaratory judgment that it has no further obligations under the agreement. We believe that Tellabs' claims are without merit and intend to vigorously defend this proceeding. On August 29, 2001, Riverstone filed suit against Tellabs in the Superior Court for Santa Clara County, California seeking compensatory damages in excess of $60 million, including over $56 million in unfulfilled minimum purchase obligations Tellabs was required to make under the agreement. Riverstone has filed a motion in the Illinois case to have that action dismissed or stayed, so that the parties' dispute can be heard in the first instance in the California case.

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

We are not aware of any other legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

Until the use of the net proceeds from our initial public offering as described above, we plan to invest the net proceeds in short and long-term, investment grade, interest bearing obligations.

Pursuant to an agreement between Cabletron and Riverstone, Riverstone issued 7,117,757 shares of its common stock to Cabletron in exchange for approximately $122 million in cash and certain strategic investments valued at approximately $13 million. This issuance was exempt from registration as a private offering pursuant to Rule 4(2) of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 31, 2001 to (i) elect two class I directors, (ii) approve an amendment to the Company's 2000 Equity Incentive Plan (Amended and Restated) to increase the number of shares reserved under the plan to 50 million and to add an automatic share increase to the plan, and adopt the plan as so amended and (iii) adopt the Company's Employee Stock Purchase Plan.

At the Annual Meeting the preceding proposals were voted on with the following results:

                                                                             Votes
                                                                             -----

                                                                 For        Against      Abstained
                                                                 ---        -------      ---------
Elect Jorge A. del Calvo to be a Class I Director           105,088,644         --        66,920
Elect Christopher Paisley to be a Class I Director          105,066,874         --        88,690
Amend 2000 Equity Incentive Plan and adopt
     as so amended                                           98,935,153     3,294,241      4,670
Adopt Employee Stock Purchase Plan                          102,115,532       115,522      3,010

Item 5. Other Information

Pursuant to an agreement between Cabletron and Riverstone, in July 2001, Riverstone received $1.5 million from Cabletron to release Cabletron from its obligation to indemnify Riverstone for amounts paid or expenses incurred in connection with Riverstone's proposed rescission offer.

On July 31, 2001, Riverstone's board of directors voted to remove the restrictions on transfer of 2.5 million shares underlying options granted to Messrs. Patel, Jaeger and Kirkpatrick.

On July 13, 2001, the Riverstone board of directors approved the adoption of a stockholder rights plan. Under the plan, one right was issued for each share of the Company's common stock outstanding on July 26, 2001. Stock issued after that date will be issued with an attached right. Each right would initially represent the right, under certain circumstances, to purchase 1/1000 of a share of a new series of preferred stock of the Company at an exercise price of $115 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

2.1* Transfer Agreement dated as of July 10, 2001 by and among Cabletron Systems, Inc. and the Company.

2.2* Amended and Restated Transfer Agreement dated as of August 3, 2001 by and among Cabletron Systems, Inc. and the Company.

2.3 Agreement Regarding Rescission Offer dated as of July 31, 2001 by and among Cabletron Systems, Inc. and the Company.

10.1    Riverstone Networks, Inc. Employee Stock Purchase Plan.

________________

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the agreement upon request by the Commission.

(b) Reports on Form 8-K.

Current report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIVERSTONE NETWORKS, INC.

         October 15, 2001  By: /s/ Romulus S. Pereira
                       ----  --------------------------

            Date               Romulus S. Pereira
                                 President, Chief Executive
                                 Officer and Director

Signature                   Titles                                               Date
---------                   ------                                               ----
/s/ Romulus S. Pereira      President, Chief Executive Officer and Director      October 15, 2001
----------------------      (principal executive officer)                        ----------------
Romulus S. Pereira


/s/ Robert Stanton          Executive Vice President of Finance and Chief        October 15, 2001
----------------------      Financial Officer (principal financial and           ----------------
Robert Stanton              accounting officer)
