Form 10-Q
period 2001-12-01
RIVERSTONE NETWORKS INC
filed 2002-01-15
CIK 1123028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 1, 2001

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

                                  YES - X NO -

As of January 7, 2002 there were 121,211,066 shares of the Registrant's common stock outstanding.

                                      INDEX

                            RIVERSTONE NETWORKS, INC.

                                                                                  Page
Facing Page                                                                         1

Index                                                                               2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 1, 2001 and March 3, 2001          3

Condensed Consolidated Statements of Operations - Three months and nine months
ended December 1, 2001 and December 2, 2000                                         4

Condensed Consolidated Statements of Cash Flows - Nine months ended December 1,
2001 and December 2, 2000                                                           5

Notes to Condensed Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                              11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                          26

Item 2. Changes in Securities and Use of Proceeds                                  26

Item 3. Defaults Upon Senior Securities                                            27

Item 4. Submission of Matters to a Vote of Security Holders                        27

Item 5. Other Information                                                          27

Item 6. Exhibits and Reports on Form 8-K                                           27

Signatures                                                                         28

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Riverstone Networks Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                       December 1,    March 3,
                                                          2001          2001
                                                          ----          ----
                                   Assets

Current Assets:
  Cash and cash equivalents ......................      $162,537       $136,765
  Cash due from former parent ....................          --           31,184
  Short-term investments .........................       136,231         21,540
  Accounts receivable, net .......................        47,451         29,891
  Inventories, net ...............................        16,737         11,169
  Prepaid expenses and other current assets ......        16,835         10,999
                                                        --------       --------

    Total current assets .........................       379,791        241,548
                                                        --------       --------

  Property and equipment, net ....................        20,655         14,020
  Intangible and other long-term assets, net .....        25,236          8,475
  Long-term investments ..........................       202,298           --
                                                        --------       --------

    Total assets .................................      $627,980       $264,043
                                                        ========       ========


                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable ...............................      $ 30,362       $ 24,514
  Deferred revenue ...............................         8,256         10,550
  Accrued expenses ...............................        19,382         10,197
                                                        --------       --------

    Total current liabilities ....................        58,000         45,261
                                                        --------       --------

Convertible subordinated notes ...................       175,000           --

Commitments and contingencies

Stockholders' equity:
  Common stock ...................................         1,204          1,075
  Additional paid in capital .....................       443,704        269,200
  Accumulated deficit ............................       (43,977)       (41,488)
  Unearned stock-based compensation ..............        (7,622)        (9,708)
  Accumulated other comprehensive income .........         1,671           (297)
                                                        --------       --------

    Total stockholders' equity ...................       394,980        218,782
                                                        --------       --------

Total liabilities and stockholders' equity .......      $627,980       $264,043
                                                        ========       ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                            Riverstone Networks Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                 Three months ended                Nine months ended
                                             December 1,     December 2,      December 1,      December 2,
                                                2001            2000             2001             2000
                                                ----            ----             ----             ----
Net revenues ............................     $    60,056    $     26,784      $   159,473     $     63,116
Cost of revenues ........................          25,570          11,643           68,375           28,071
Stock-based compensation ................             252            --                438             --
                                              -----------    ------------      -----------     ------------

  Total cost of revenues ................          25,822          11,643           68,813           28,071
                                              -----------    ------------      -----------     ------------

   Gross profit .........................          34,234          15,141           90,660           35,045

Operating expenses
  Research and development ..............          11,399          10,061           38,276           30,566
  Sales and marketing ...................          14,497          10,012           41,284           24,902
  General and administrative ............           6,530           3,344           17,345            9,655
  Stock-based compensation ..............             764          27,410            2,383           30,662
                                              -----------    ------------      -----------     ------------

   Total operating expenses .............          33,190          50,827           99,288           95,785
                                              -----------    ------------      -----------     ------------

   Operating income/(loss) ..............           1,044         (35,686)          (8,628)         (60,740)
Interest income, net ....................           1,322             779            6,349            1,545
                                              -----------    ------------      -----------     ------------

   Net income/(loss) before income taxes            2,366         (34,907)          (2,279)         (59,195)
                                              -----------    ------------      -----------     ------------

Provision for income taxes ..............             210            --                210             --
                                              -----------    ------------      -----------     ------------

   Net income/(loss) ....................     $     2,156    $    (34,907)     $    (2,489)    $    (59,195)
                                              ===========    ============      ===========     ============


Basic net income/(loss) per share .......     $      0.02    $(349,070.00)     $     (0.02)    $(591,950.00)
                                              ===========    ============      ===========     ============


Weighted average shares used in computing
 basic net income/(loss) per share ......     117,634,310             100      112,014,232              100
                                              ===========    ============      ===========     ============

Diluted net income/(loss) per share .....     $      0.02    $(349,070.00)     $     (0.02)    $(591,950.00)
                                              ===========    ============      ===========     ============


Weighted average shares used in computing
 diluted net income/(loss) per share ....     136,054,605             100      112,014,232              100
                                            =============   =============    =============    =============

Pro forma net loss per share:
  Basic and diluted .....................            --     $       (0.38)            --      $       (0.64)
                                            =============   =============    =============    =============

Pro forma weighted average number
 of shares outstanding:
  Basic and diluted .....................            --        92,088,235             --         92,088,235
                                            =============   =============    =============    =============

See accompanying notes to the unaudited condensed consolidated financial statements.

                            Riverstone Networks Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Nine months ended
                                                                          December 1,  December 2,
                                                                             2001         2000
                                                                             ----         ----
Cash flows from operating activities:
Net loss ..............................................................   $  (2,489)   $ (59,195)
Adjustments to reconcile net loss to net cash used
 in operating activities:
       Depreciation and amortization ..................................       7,928        5,716
       Provision for losses on accounts receivable ....................       5,025          308
       Stock-based compensation .......................................       2,821       30,662
       Other non-cash items ...........................................      (2,500)        --
       Changes in assets and liabilities:
          Accounts receivable .........................................     (21,862)      (1,867)
          Inventories .................................................      (3,378)      (3,324)
          Prepaid expenses and other assets ...........................      (4,276)     (11,523)
          Accounts payable and accrued expenses .......................      16,483        9,452
          Deferred revenue ............................................         (22)       4,711
                                                                          ---------    ---------

                Net cash used in operating activities .................      (2,270)     (25,060)
                                                                          ---------    ---------

Cash flows from investing activities:
Capital expenditures ..................................................     (10,847)     (10,207)
Proceeds from matured investments .....................................     346,786         --
Purchases of short-term, long-term and restricted investments .........    (661,879)        --
                                                                          ---------    ---------

                Net cash used in investing activities .................    (325,940)     (10,207)
                                                                          ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of common stock ................................     149,459         --
Principal payments on note payable ....................................        --            (98)
Net transfers from former parent ......................................       2,799       63,983
Net proceeds from issuance of convertible subordinated notes ..........     170,540         --
Proceeds from issuance of stock purchase rights .......................        --          7,168
                                                                          ---------    ---------

                Net cash provided by financing activities .............     322,798       71,053
                                                                          ---------    ---------

Net increase/(decrease) in cash and cash equivalents ..................      (5,412)      35,786
Cash and cash equivalents at the beginning of period ..................     167,949         --
                                                                          ---------    ---------

Cash and cash equivalents at the end of period ........................   $ 162,537    $  35,786
                                                                          =========    =========
Other cash flow information:
       Cash paid for interest .........................................   $     280    $       4
                                                                          =========    =========
Non-cash investing and financing activities:
      Issuance of common stock for long-term investments ..............   $  13,000    $    --
                                                                          =========    =========

      Assets acquired from and liabilities transferred to former parent   $   8,640    $    --
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

On June 3, 2000, Cabletron, Riverstone and certain related parties entered into a Transformation Agreement, and Cabletron and Riverstone entered into a Contribution Agreement. In accordance with the Transformation Agreement, Cabletron transferred to Riverstone the Cabletron-owned assets and liabilities which related to the Riverstone business on August 28, 2000 (the "Contribution Date"). Zeitnet, a Cabletron subsidiary, was also contributed to and then merged into Riverstone. The accompanying financial statements for the three and nine months ended December 2, 2000 reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Contribution Date.

On July 24, 2001, Riverstone issued 7,117,757 shares of common stock to Cabletron in exchange for approximately $122 million in cash and certain strategic investments, with an historic cost of approximately $13 million. On August 6, 2001 (the "Distribution Date"), Cabletron distributed all of its shares of Riverstone's common stock to its stockholders and Riverstone ceased to be a subsidiary of Cabletron. In connection with Cabletron's distribution of the Company's common stock to its stockholders, Riverstone was required to issue warrants to certain of Cabletron's investors to purchase 230,364 shares of its common stock. Additionally, Riverstone was obligated to grant supplemental options under its 2000 Equity Incentive Plan to acquire 3,146,272 shares of its common stock to those persons who held compensatory Cabletron stock options.

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

Note (2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Riverstone pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Riverstone and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at December 1, 2001 and the operating results and cash flows for the nine months ended December 1, 2001 and December 2, 2000, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 3, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 3, 2001 has been derived from audited financial statements as of that date.

Operating results for the nine months ended December 1, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending
March 2, 2002.

The consolidated financial statements as of December 2, 2000 have been prepared using Cabletron's historical basis in the assets and liabilities and the historical results of operations of Riverstone.

The consolidated financial information for the period prior to the Distribution Date includes allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company's and Cabletron's management believed to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the financial position or results of operations that would have occurred if the Company were a stand-alone entity during the applicable periods.

Revenue Recognition

The Company generally recognizes revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, amounts billed in excess of revenue recognized is deferred and is then recognized in the period when such uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. When the Company provides a combination of products and services to a customer, revenue is allocated based on the relative fair values. Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. The Company's warranty period typically extends twelve months from the date of shipment. Sales to customers in which the Company receives an equity instrument as consideration are recorded at the estimated fair value of the instrument received as determined by an independent appraisal or a recent cash equity transaction received by the customer from an unrelated third party.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from these estimates.

Note (3) Cash, Cash Equivalents and Investments

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

The Company has entered into various letters of credit with certain vendors through a financial institution. In connection with the issuance of these letters of credit, the Company has restricted $11.4 million of its investments as collateral for these specified obligations. Restricted investments are included in other long-term investments in the accompanying condensed consolidated balance sheet as of December 1, 2001. There were no restricted investments at March 3, 2001.

The Company has also invested in equity and debt of non-publicly-traded companies. These investments have been made in order to establish relationships with companies in markets that the Company believes are consistent with its long-term strategic direction. Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. Accordingly, these investments are accounted for using the cost method. These investments which total approximately $44.5 million, including those transferred from Cabletron in July 2001, are included in long-term investments in the accompanying condensed consolidated balance sheet as of December 1, 2001.

Note (4) Inventories

The following is a summary of inventories by major category (in thousands):

                                          December 1,   March 3,
                                             2001         2001
                                             ----         ----

Raw materials..........................     $ 3,421     $ 2,473
Finished goods.........................       8,064       3,557
Consignment ...........................       5,252       5,139
                                            -------     -------

                                            $16,737     $11,169
                                            =======     =======

Note (5) Convertible Subordinated Notes

In November 2001 the Company issued to qualified institutional buyers $175 million aggregate principal amount of 3.75% convertible subordinated notes due December 1, 2006 (the "Notes"). The Notes are subordinated to any future senior indebtedness and other liabilities of the Company. The Notes are convertible, at the option of the holders, into common shares at a conversion rate of 55.0661 shares per one thousand dollars principal amount of Notes at any time before the maturity date, subject to adjustment in certain events. In lieu of issuing common shares, the Company may choose to make cash payment equal to 105% of the value of the common shares issuable upon conversion. The Notes are redeemable at the Company's option, in whole or in part, on or after December 3, 2004, at a redemption price of 100% plus accrued and unpaid interest. Each holder of the Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of the principal amount plus accrued interest upon the occurrence of certain events, including but not limited to, liquidation, consolidation, merger or recapitalization. Interest on the Notes is paid semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2002. The debt issuance costs are being amortized using the interest method. The Company intends to use the proceeds of the issuance for general corporate purposes.

Note (6) Customer Concentration

During the quarter ended December 1, 2001, no individual customer accounted for more than 10% of net revenues, compared with two customers individually accounting for 13% and 12% of net revenues in the quarter ended December 2, 2000. During the three months ended December 1, 2001, sales to affiliated investee companies represented approximately 19.8% of net revenues, with sales to no one investee company exceeding 7% of net revenues.

Note (7) Segment Reporting

Revenues based on product shipment destination to unaffiliated customers by geographic region are as follows:

                                      Three months ended                 Nine months ended
                                 December 1,       December 2,      December 1,        December 2,
                                    2001              2000             2001               2000
                                    ----              ----             ----               ----
Sales to unaffiliated
 customers (trade):
     United States .......        $ 26,478          $ 19,223          $ 81,591          $ 44,204
     China ...............          13,586               213            28,752               546
     Japan ...............           4,153             1,922            12,003             1,922
     United Kingdom ......             944             1,577             9,344             4,204
     Other ...............          14,895             3,185            27,386             9,558
                                  --------          --------          --------          --------

Total trade sales ........          60,056            26,120           159,076            60,434
Sales to related parties..              --               664               397             2,682
                                  --------          --------          --------          --------

Total sales ..............        $ 60,056          $ 26,784          $159,473          $ 63,116
                                  ========          ========          ========          ========

Substantially all of the Company's assets are located in the United States.

Note (8) Net Income/(Loss) Per Share

Basic net income or loss per common share and diluted net income or loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") for all periods presented. In accordance with SFAS 128, basic net income or loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period. For the three months ended December 1, 2001, diluted net income per common share has been calculated assuming the conversion of all dilutive potential common stock.

Pro Forma Basic and Diluted Net Income/(Loss) Per Share

The Company's then outstanding Series A Convertible Preferred Stock automatically converted into common stock at the 1:1 conversion rate upon the closing of the Company's initial public offering. The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three months and nine months ended December 2, 2000 reflects the impact on pro forma basic and diluted net loss per share of such conversion as of the beginning of the period using the if-converted method.

The following tables present the calculation of historical basic and diluted net income/(loss) per share, and pro forma basic and diluted net loss per share (in thousands, except share and per share data):

                                                           Three months ended                     Nine months ended
                                                       December 1,       December 2,        December 1,        December 2,
                                                          2001              2000               2001               2000
                                                          ----              ----               ----               ----
Numerator:
  Numerator for basic and diluted earnings/(loss)
   per share - net income (loss) ..................   $       2,156     $     (34,907)     $      (2,489)     $     (59,195)
                                                      =============     =============      =============      =============

Denominator:
 Denominator for basic earnings/(loss) per
  share - weighted average shares .................     117,634,310               100        112,014,232                100

 Effect of dilutive securities:
    Stock options ................................       18,420,295              --                 --                 --
                                                      -------------     -------------      -------------      -------------

 Denominator for diluted earnings/(loss)
  per share ......................................      136,054,605               100        112,014,232                100
                                                      =============     =============      =============      =============

 Basic earnings (loss) per share ..................   $        0.02     $ (349,070.00)     $       (0.02)     $ (591,950.00)
                                                      -------------     -------------      -------------      -------------

 Diluted earnings (loss) per share ................   $        0.02     $ (349,070.00)     $       (0.02)     $ (591,950.00)
                                                      -------------     -------------      -------------      -------------

Pro forma:
Numerator:
  Numerator for basic and diluted earnings/(loss)
   per share - net income (loss) ..................   $        --       $     (34,907)     $        --        $     (59,195)
                                                      =============     =============      =============      =============

Denominator:
 Denominator for basic earnings (loss) per
  share - weighted average shares .................            --                 100               --                  100

 Effect of dilutive securities:
     Assumed conversion of Series A Convertible
      Preferred Stock .............................            --          92,088,135               --           92,088,135
                                                      -------------     -------------      -------------      -------------

Denominator for diluted earnings/(loss) per share .            --          92,088,235               --           92,088,235
                                                      =============     =============      =============      =============

Pro forma - Basic and diluted loss per share ......   $        --       $       (0.38)     $        --        $       (0.64)
                                                      =============     =============      =============      =============

For the three and nine months ended December 2, 2000, Riverstone has excluded all outstanding stock options as well as stock purchase rights held by private investors because of the anti-dilutive effect these securities have on the earnings per share for these periods. For the three months ended December 1, 2001, 9.6 million shares from the assumed conversion of the Notes were excluded from the calculation of diluted net income per common share because their effect on earnings per share was anti-dilutive. For the nine months ended December 1, 2001, options to purchase 21.8 million shares and an additional of 9.6 million shares from the assumed conversion of the Notes were excluded from the computation of diluted net loss per share because their effect on earnings per share was also anti-dilutive.

Note (9) Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method to an impairment-only approach.

The Company is required to adopt certain provisions of SFAS No. 141 immediately and SFAS No. 142 effective March 3, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations. Beginning in the first quarter of fiscal year 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Application of the non-amortization provisions of these rules is expected to result in a decrease of expense of approximately $1.5 million per year.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently reviewing and assessing the impact of SFAS No. 144 on its financial position and results of operations.

Note (10) Contingencies

As a result of the nature of the persons who received certain options to purchase common stock of the Company granted prior to February 22, 2001 under the Company's 2000 Equity Incentive Plan and the vesting provisions of these options, the Company may have violated California state securities laws. Because these option grants may not have been qualified under California state securities laws, certain persons residing in California who received these options may have a claim against the Company. Accordingly, the Company currently intends to offer to repurchase outstanding options to purchase shares of its common stock granted under its 2000 Equity Incentive Plan prior to February 22, 2001 to persons who resided in California at the time of grant.

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

Note (11) Other Comprehensive Income

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

                                                                         Three months ended          Nine months ended
                                                                      ------------------------   -------------------------
                                                                      December 1,  December 2,   December 1,   December 2,
                                                                         2001         2000          2001          2000
                                                                      -----------  -----------   -----------   -----------
Net income (loss) ..............................................      $    2,156   $   (34,907)  $    (2,489)  $   (59,195)
Other comprehensive income (loss):
  Change in net unrealized gain (loss) on available-for-sale
   investments, net of tax .....................................             980            --         1,556            --
  Other ........................................................             293            --           412          (285)
                                                                      -----------  -----------   -----------   -----------
     Total .....................................................      $    3,429   $   (34,907)  $      (521)  $   (59,480)
                                                                      ===========  ===========   ===========   ===========

The components of accumulated comprehensive income (loss), net of tax, were as follows (in thousands):

                                                                                                 December 1,    March 2,
                                                                                                    2001          2001
                                                                                                 -----------   -----------
Comprehensive income (loss):
  Accumulated net unrealized gain on available-for-sale
   investments, net of tax .....................................                                 $     1,556   $        --
  Other ........................................................                                         115          (297)
                                                                                                 -----------   -----------
     Total accumulated other comprehensive income ..............                                 $     1,671   $      (297)
                                                                                                 ===========   ===========


Note (12) Income Taxes

Riverstone's operating results historically have been included in Cabletron's consolidated U.S. and state income tax returns and in the tax returns of certain Cabletron foreign subsidiaries. Prior to August 7, 2001, the provision for income taxes in Riverstone's consolidated financial statements has been determined using the separate company return method. Effective August 7, 2001, Riverstone will no longer file its federal and state tax returns on a consolidated basis with Cabletron and the Company's provision for income taxes will be computed on a standalone basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts subject to the continuing requirement for a valuation allowance for net deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and our Annual Report on Form 10-K filed on June 1, 2001 with the Securities and Exchange Commission.

When used in the discussion below, the words "expect," "anticipate," "estimate," "plan," "believe," "intend" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expectations regarding net income or losses, trends in average selling prices and gross margins, expectations regarding expenses, including increases in sales and marketing, product development, research and development and general and administrative expenses, expected stock-based compensation expenses, the adequacy of capital resources and expected variations in capital requirements, expected cost of revenues and sources of revenues, expectations regarding product mix, product developments and enhancements, expectations regarding capital expenditures and growth of operations and infrastructure, plans to hire additional employees and expand sales organizations, expectations regarding the development and maintenance of strategic distribution relationships and our exchange risk management strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our ability to develop and maintain strategic relationships, and the matters discussed in "Factors That May Affect Future Results and Market Price of Our Stock." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Revenue Recognition. We generally recognize revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, amounts billed in excess of revenue recognized is deferred and is then recognized in the period when such uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. When we provide a combination of products and services to a customer, revenue is allocated based on the relative fair values. Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. Our warranty period typically extends twelve months from the date of shipment. Sales to customers in which we receive an equity instrument as consideration are recorded at the estimated fair value of the instrument received as determined by an independent appraisal or a recent cash equity transaction received by the customer from an unrelated third party.

Lease Financing. We occasionally enter into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to us. In certain transactions, we have guaranteed a portion of the customer's lease payments to be made to the lessor. When we provide a financing guarantee, we record revenue at the time of shipment, subject to a sales reserve. We base the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis, supplemented with industry experience. Accordingly, we have deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users.

Cost of Revenues. Cost of revenues include costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations and customer service and support.

Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, consultants and outside service provider fees, non-recurring engineering charges and prototype costs related to the development, testing and enhancement of our ASICs and software, and the depreciation of property and equipment related to these activities. Our research and development efforts can require significant expenditures, the timing of which can cause quarterly variability in our expenses. We believe continued investment in product enhancements and new product development are critical to attain our strategic objectives, and we expect research and development expenses to continue to increase in absolute dollars in the foreseeable future.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, and trade shows, advertising and promotional expenses. We intend to expand our worldwide direct and indirect sales organizations substantially by hiring additional sales personnel and establishing additional sales offices. We plan to initiate additional marketing programs to support our existing and new products and to build brand awareness of the Riverstone name. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the near future.

General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for executive, finance and administrative personnel, professional fees and other general corporate costs. Included in general and administrative expenses are expenses for services provided by Cabletron under our services agreement with them through August 6, 2001. Before the effective date of the services agreement, March 1, 2000, Cabletron allocated to us general and administrative expenses that it incurred on our behalf, based on headcount and revenue. We expect general and administrative expenses to increase slightly in absolute dollars over the next year as we complete the build-out of our own administrative infrastructure.

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

Stock-Based Compensation. We have recorded approximately $11.1 million of unearned stock-based compensation primarily related to stock option grants to employees based on the excess of the determined fair market value over the exercise price at the date of grant. This compensation expense is being recognized over the four-year option vesting period on a straight-line basis. Stock-based compensation expense is classified as cost of revenues or operating expense depending upon the classification of the respective employee. Stock-based compensation expense of $764,000 for the three months ended December 1, 2001 was allocated to research and development ($464,000), sales ($101,000), marketing ($74,000), and general and administrative ($125,000). Stock-based compensation expense of $2.4 million for the nine months ended December 1, 2001 was allocated to research and development ($1.1 million), sales ($297,000), marketing ($212,000), and general and administrative ($798,000). We expect to recognize stock-based compensation expenses of $3.4 million, $2.7 million, $2.7 million and $1.6 million during our fiscal years 2002, 2003, 2004 and 2005.

Basis of Presentation

Our fiscal year 2001 condensed consolidated financial statements have been derived from the consolidated financial statements of Cabletron using historical results of operations and historical basis of the assets and liabilities attributable to our operations. The consolidated financial statements for fiscal 2001 and 2002 include allocations to us of Cabletron corporate expenses, including legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing, engineering and other corporate services and infrastructure costs. All of the allocations and estimates in our financial statements are based upon assumptions that our management and Cabletron's management believe to be reasonable reflections of the cost of services provided or the benefit received by us.

The financial information presented in this Form 10-Q is not indicative of our financial position, results of operations or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company for the periods presented.

Results of Operations

The following table sets forth for the period indicated certain financial data as a percentage of net revenues:

                                                             Three months ended          Nine months ended
                                                          ------------------------   -------------------------
                                                          December 1,  December 2,   December 1,   December 2,
                                                             2001         2000          2001          2000
                                                          -----------  -----------   -----------   -----------
   Net revenues ...................................               100%         100%          100%          100%
   Cost of revenues ...............................                43           43            43            44
   Stock based compensation .......................                --           --            --            --
                                                          -----------  -----------   -----------   -----------
        Total cost of revenues ....................                43           43            43            44
        Gross profit ..............................                57           57            57            56
   Operating expenses:
   Research and development .......................                19           38            24            48
   Sales and marketing ............................                24           37            26            39
   General and administrative .....................                11           12            11            15
   Stock-based compensation .......................                 1          103             2            50
                                                          -----------  -----------   -----------   -----------

          Total operating expenses ................                55          190            63           152
          Operating income/(loss) .................                 2         (133)           (6)          (96)
          Interest income, net ....................                 2            3             4             2
                                                          -----------  -----------   -----------   -----------
          Net income/(loss) before income taxes ...                 4         (130)           (2)          (94)
          Provision for income tax ................                --           --            --            --
          Net income/(loss) .......................                 4%        (130)%          (2)%         (94)%
                                                          ===========  ===========   ===========   ===========



Three and nine months ended December 1, 2001 and December 2, 2000

Net Revenues. Net revenues were $60.1 million for the three months ended December 1, 2001, a $33.3 million or 124% increase as compared with net revenues of $26.8 million for the three months ended December 2, 2000. Net revenues were $159.5 million for the nine months ended December 1, 2001, a $96.4 million or 153% increase as compared with $63.1 million for the nine months ended December 2, 2000. The increase in net revenues was primarily due to the addition of new customers both in the United States and internationally. During the first nine months of fiscal year 2002, revenues from international regions grew at a faster rate than revenues from within the United States. International revenues for the third quarter of fiscal year 2002 were 56% of revenues compared with 26% of revenues in the same period of fiscal year 2001. For the first nine months of fiscal year 2002, international revenues were 49% of revenues compared with 26% of revenues in the same period of fiscal year 2001.

Cost of Revenues. Cost of revenues for the three months ended December 1, 2001 were $25.8 million with a gross margin of 57.0%, compared with cost of revenues of $11.6 million for the three months ended December 2, 2000 and a gross margin of 56.5%. Cost of revenues for the nine months ended December 1, 2001 were $68.8 million with a gross margin of 56.8%, compared with cost of revenues of $28.1 million for the nine months ended December 2, 2000 and a gross margin of 55.5%. The increase in cost of revenues is primarily related to the increase in sales volume. We expect cost of revenues to continue to increase in absolute dollars as net revenues increase. The improvement in gross margin is primarily attributable to economies of scale achieved from increased sales levels.

Research and Development. Research and development expenses excluding stock-based compensation were $11.4 million for the three months ended December 1, 2001, an increase of $1.3 million over the comparable quarter in fiscal year 2001. Research and development expenses excluding stock-based compensation were $38.3 million for the nine months ended December 1, 2001, representing an increase of $7.7 million over the comparable period in fiscal year 2001. Research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 19% and 38% of net revenues in the three months ended December 1, 2001 and December 2, 2000, respectively. For the first nine months of fiscal years 2002 and 2001, research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 24% and 48%, respectively. The decrease in research and development expenses as a percentage of revenues for the three months and nine months ended December 1, 2001 compared with the three months and nine months ended December 2, 2000 was primarily due to the increase in revenues. The increase in absolute dollars represented our continued investments in personnel and related costs to support our product and prototype development efforts.

Sales and Marketing. Sales and marketing expenses excluding stock-based compensation were $14.5 million for the three months ended December 1, 2001, an increase of $4.5 million over the comparable quarter in fiscal year 2001. Sales and marketing expenses excluding stock-based compensation were $41.3 for the nine months ended December 1, 2001, representing an increase of $16.4 million over the comparable period in fiscal year 2001. Sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 24% and 37% of net revenues in the three months ended December 1, 2001 and December 2, 2000, respectively. For the first nine months of fiscal years 2002 and 2001, sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 26% and 39%, respectively. The decrease in sales and marketing expenses as a percentage of revenues for the three months and nine months ended December 1, 2001 compared with the three months and nine months ended December 2, 2000 was primarily attributable to the increase in revenues. The increase in absolute dollars in sales and marketing expenses was due primarily to the addition of sales and marketing personnel to support increased sales and marketing activities.

General and Administrative. General and administrative expenses excluding stock-based compensation were $6.5 million for the three months ended December 1, 2001, an increase of $3.2 million over the comparable quarter in fiscal year 2001. General and administrative expenses excluding stock-based compensation were $17.3 million for the nine months ended December 1, 2001, representing an increase of $7.7 million over the comparable period in fiscal year 2001. General and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 11% and 12% in the three months ended December 1, 2001 and December 2, 2000, respectively. For the first nine months of fiscal years 2002 and 2001, general and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 11% and 15%, respectively. The increase in absolute dollars was due to the addition of personnel to support the increase in revenues and general corporate expenses consistent with the increased scale of operations as a public company.

Interest Income, Net. Interest income primarily consists of income on available-for-sale investments. Interest income was $1.3 million for the three months ended December 1, 2001, compared with $779,000 for the three months ended December 2, 2000. The increase in interest income is a direct result of increased cash and investment balances, resulting from the Company's initial public offering in February 2001, the exercise of warrants by strategic investors at the time of the initial public offering, proceeds from the issuance of common stock to Cabletron in July 2001, stock option exercises, and net proceeds from the issuance of convertible subordinated notes in November 2001.

Income taxes. We recorded a $210,000 provision for income taxes for the three and nine months ended December 1, 2001. The provision for income taxes results primarily from certain foreign and minimum tax liabilities arising in jurisdictions in which we operate.

Liquidity and Capital Resources

Prior to our initial public offering, Cabletron administered our cash. We transferred cash receipts related to our business to Cabletron periodically, and Cabletron provided funds to cover our disbursements. On March 3, 2001, we reported cash of $31.2 million in our intercompany cash account. Cabletron administered this intercompany account, as provided by our services agreement with them, up to the completion of our separation from Cabletron in August 2001 when all intercompany accounts were settled. We completed our initial public offering on February 22, 2001 and realized net proceeds of $108.8 million. At the completion of our initial public offering, we also received $46.6 million from the exercise of stock purchase rights by strategic investors. Pursuant to a transfer agreement between Cabletron and us, on July 24, 2001, we issued 7,117,757 shares of our common stock to Cabletron in exchange for approximately $122.2 million in cash and certain strategic investments with a historic cost of approximately $13 million. At December 1, 2001, we had cash and cash equivalents of $162.5 million and short-term investments of $136.2 million compared with $136.8 million in cash and cash equivalents and short-term investments of $21.5 million at March 3, 2001. The cash and short-term investment accounts have been managed by us, and we began managing the cash from our intercompany account with Cabletron upon the completion of our separation from Cabletron. Cash equivalents consist of government and non-government debt securities and money market funds with original maturities of less than three months. Short-term investments are comprised of U.S. debt securities and commercial paper with original maturities greater than three months but less than a year. Long-term investments primarily consist of government and non-government debt securities with original maturities greater than a year and minority investments in non-publicly-traded companies.

Net cash used in operating activities for the nine months ended December 1, 2001 and December 2, 2000 was $2.3 million and $25.1 million, respectively. Cash used by operating activities in these periods was primarily attributable to general operating expenses, and increases in accounts receivable, inventories and other working capital items offset by an increase in accounts payable and other accrued expenses.

Net cash used in investing activities of $325.9 million for the nine months ended December 1, 2001 consisted of capital expenditures and purchases of short-term, long-term and restricted investments partially offset by proceeds from matured investments. For the nine months ended December 2, 2000 investing activities of $10.2 million were primarily capital expenditures. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers, enterprise resource planning software applications and facility-related improvements.

Cash provided by financing activities was $322.8 million for the nine months ended December 1, 2001, as compared to $71.1 million for the nine months ended December 2, 2000. The net cash provided for the nine months ended December 1, 2001 primarily consisted of net proceeds from issuance of common stock and convertible subordinated notes, exercise of stock options and net transfers from Cabletron under our agreement with them. The net cash provided for the nine months ended December 2, 2000 was primarily attributable to net transfers from Cabletron.

We have a revolving line of credit with a bank facility providing total borrowings of up to $15 million. At December 1, 2001, no amounts were outstanding under this line of credit.

Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business. We anticipate an increase in our capital expenditures to support growth in operations and infrastructure. We believe that our existing cash and cash equivalents, and short-term and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next twelve months. However, our underlying assumed levels of revenues and expenses may prove to be inaccurate. We may choose to or need to raise additional funds through public or private financing or other arrangements to:

     .    support more rapid expansion of our business than we anticipate;

     .    develop and introduce new or enhanced products or services;

     .    respond to competitive pressures;

     .    invest in or acquire businesses or technologies; or

     .    respond to unanticipated requirements or developments.

Financing may not be available to us, if needed, on favorable terms or at all. If we raise additional funds through the issuance of equity securities or convertible debt securities, dilution to existing stockholders may result. If sufficient funds are not available, we may be unable to introduce new products and services, expand our sales force and service organization or compete effectively in our markets, any of which could materially harm our business, financial condition and results of operations.

Factors That May Affect Future Results and Market Price of Our Stock

Factors Related to Our Business

We have a general history of losses and cannot assure you that we will operate profitably in the future.

We achieved profitability in the second and third quarters of fiscal year 2002. Net income for the three months ended September 1 and December 1, 2001 was $64,000 and $2.2 million, respectively. However, the financial position, results of operations and cash flow of these periods may not necessarily be indicative of results to be expected for the full fiscal year or any future periods. We cannot be certain that we will realize sufficient revenue to sustain profitability in the future. Portions of our historical financial data are based on Cabletron's financial statements. During fiscal 2000 and 2001, we incurred net losses of $37.4 million and $65.8 million, respectively. During the first nine months of fiscal 2002, our net loss amounted to $2.5 million. We anticipate incurring significant and increasing sales and marketing, product development and general and administrative expenses, requiring us to realize significantly higher revenue to sustain profitability.

Because the United States is experiencing a recession and there is an economic slowdown in Europe and Asia-Pacific, our ability to increase or sustain our revenues may be limited. The events on September 11 in New York, N.Y. and Washington, D.C. and other terrorist attacks, as well as concerns regarding any related conflicts or similar events worldwide, have increased the uncertainty in the U.S. economy. These events have decreased our ability to project our revenue in future quarters and may decrease the amount of funds our customers commit to information technology infrastructure spending. Any reduction in or delay of capital spending by our customers due to the events of September 11 and recent economic, political and social turmoil will reduce our future revenue and profitability.

Our focus on sales to service provider customers subjects us to risks that may be greater than those for providers with a more diverse customer base.

Our customers consist of carriers, content hosting providers and metropolitan area service providers, as well as traditional Internet service providers, whose businesses depend on the continuing demand for differentiated services by their customers. If this demand does not continue or the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the demand for our products could decline. Our exposure to this risk is greater than other vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by our competitors in their relationships with corporate and other customers, including:

     . any failure of a service provider's service to its customers that it attributes to our products, whether or not our products actually failed, which could lead to substantial negative publicity and undermine our sales;

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

Historically, a limited number of customers have accounted for a significant portion of our revenues. For fiscal year 2001, Telseon accounted for 11% of our net revenues. For the three months and nine months ended December 1, 2001, no individual customer accounted for more than 10% of net revenues. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. For example, some of our former significant customers, Vitts Networks and Metricom, have recently filed for bankruptcy and ceased operations and Tellabs is purporting to terminate its agreement with us. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We generally do not have binding commitments from most of our customers. If any of our large customers cancel, reduce or delay purchases, our revenue and profitability would be harmed because of our dependence on large customers.

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

We may be unable to expand our sales and direct and indirect distribution channels, which may hinder our ability to target multiple levels of a prospective customer's organization as well as our ability to increase sales and revenues.

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

Certain of our customers do not have or do not wish to commit the financial resources required to purchase our products without financing, and these customers expect us to arrange their financing. These financing arrangements can expose us to our customers' credit risk, and in the past we have experienced customer defaults. If customers default on their financing payments in the future, our recognition of revenue from those customers will be harmed. Due to recent public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their equity securities or otherwise in a timely fashion. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. In the past, we benefited from Cabletron's resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we are a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues.

We purchase several key components for our products from single or limited sources and could lose sales if these sources fail to fulfill our needs.

We purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. We have worked with NEC and Agere to develop several of our key proprietary application specific integrated circuits, or ASICs. These proprietary ASICs are very complex, and NEC and Agere are our sole source suppliers for the specific types of ASICs that they supply to us. We do not have a long-term fixed price or minimum volume agreement with either of these suppliers. Should we encounter problems with NEC or Agere, we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our routers.

We base our purchasing decisions on a forecast of anticipated orders of our products, and if we miscalculate our needs or are not able to obtain necessary components, our business could be harmed.

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

We depend on a single contract manufacturer for all of our manufacturing requirements, and a failure by this contract manufacturer would impair our ability to deliver products.

We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Our existing and future contract manufacturers may not meet our future requirements. We have experienced a delay in product shipments from our contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a significant negative effect on our business, operating results and financial condition.

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

If we fail to achieve and maintain market acceptance for our router family, our revenues may be harmed.

The market for network equipment is subject to rapid technological change, and if we fail to accurately predict and respond to market developments or demands, we will be unable to compete successfully.

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

Our products are very complex, and undetected defects may increase our costs and harm our reputation with our customers.

Networking products are extremely complex and must operate successfully with equally complex products of other vendors. These products frequently contain undetected software or hardware errors when first introduced or as new upgrades are released. Additionally, the pressures we face to be the first to market new products increases the possibility that we will offer products in which we or our customers later discover errors. We have experienced new product and product upgrade errors in the past and may experience similar problems in the future. These problems could result in our incurring significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems and our stock price to fall.

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

We have entered into a tax sharing agreement with Enterasys Networks Inc., Aprisma Management Technologies and Global Network Technology Services. This agreement requires us to indemnify the other parties if the distribution by Cabletron of its Riverstone shares does not qualify as tax-free due to actions we take or that otherwise relate to us, including any change of ownership of us. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules, we might inadvertently cause a change of ownership to occur, triggering our obligation to indemnify Enterasys and the other parties to the tax sharing agreement. Our obligation to indemnify these parties if a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire us. The amount of any such indemnification would be substantial.

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

Intellectual property that relates to a family of ASICs used in both our RS router family and Enterasys' Smart Switch Router product family is owned jointly by Enterasys and us. Enterasys is primarily a provider of local area network products for the enterprise market. There are no contractual provisions that prohibit Enterasys from developing products that are competitive with our products, including products based upon the jointly owned intellectual property. If Enterasys is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined company from developing products competitive with our products.

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

Our growth strategy depends in part on the expansion of our international sales and operations. International sales, which were negligible in fiscal 1999, increased to 23% of our net revenues in fiscal 2000 and 32% in fiscal 2001. During the three and nine months ended December 1, 2001, our international sales were 56% and 49% of net revenues, respectively. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas and tariffs, export controls and other trade barriers. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may engage in hedging transactions to minimize the risk of fluctuations, and if we are not successful in managing hedging transactions, we could incur losses.

If we fail to address the strain on our resources caused by our growth or if we are unable to attract and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our management, operational and financial resources. From February 28, 1999 to December 1, 2001, the number of our employees increased from 163 to 513 and is expected to continue to increase. Our management team has only been recently formed and has had limited experience managing rapidly growing companies. Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Romulus Pereira, our president and chief executive officer.

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

We rely on independent service providers to supply certain of our back-office functions, and if they fail to deliver adequate services, our business will suffer.

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

We face risks associated with our strategic investments and may not realize the anticipated benefits of such investments.

In order to establish relationships with companies in markets consistent with our long-term strategic direction, we have invested in equity and debt of non-publicly-traded companies. In some cases, we have received and in the future may receive equity securities in exchange for our products and services. As of December 1, 2001, on a cost basis these investments totaled approximately $44.5 million, including strategic investments with a cost basis of approximately $13 million acquired from Enterasys in July 2001. During the three months ended December 1, 2001, sales to these strategic investee companies represented 19.8% of net revenues, with sales to no one investee company exceeding 7% of net revenues.

We plan to continue to make strategic investments in the future. However, we may not realize in full the anticipated benefits of our current and future strategic investments. The companies in which we invest may not make, may reduce or may terminate product purchases from us. We may lose all or a portion of the amount invested. We assess the fair value of our strategic investments quarterly and may be required to record impairment charges against our strategic investments. Factors we consider important that could trigger an impairment charge include the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. If we determine to reduce the carrying value of one of our investments, such reduction could adversely affect our financial condition and results of operations.

Factors Related to Our Industry

Intense competition in the market for network equipment could prevent us from increasing revenues and sustaining profitability.

The market for network equipment is very competitive and has historically been dominated by Cisco Systems. Other principal competitors include established companies such as Extreme Networks Inc., Foundry Networks Inc., Juniper Networks Inc., Lucent Technologies Inc. and Nortel Networks Corporation. We also experience competition from a number of other smaller public and private companies. These competitors may have developed or could in the future develop new technologies that compete with our products or even make our products obsolete. Consolidation in our industry is occurring and is likely to continue. Future acquisitions by, and mergers among, our competitors and potential competitors could expand their product offerings and accelerate their development of new technologies, providing them with a competitive advantage.

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

We expect the average selling prices of our products to decrease rapidly, which may reduce our gross margins or revenues.

Our industry has experienced rapid erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and increasing availability of relatively inexpensive standard microprocessors that can perform some of our products' functionality. If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices will reduce our revenues and gross margins.

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenues or profitability.

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we must continually introduce new products and product enhancements that meet these emerging standards. We have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability issues that arise from technological changes and evolving industry standards. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards, or NEBS. Internationally, products that we develop may be required to comply with standards or obtain certifications established by telecommunications authorities in various countries and with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving or maintaining profitability.

Factors Related to Our Separation from Cabletron

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

Cabletron no longer provides us administrative services, and we no longer use Cabletron's operational and administrative infrastructure. Our ability to operate our business may suffer if we do not successfully replace this infrastructure and services.

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

We believe our capital requirements will vary greatly from quarter to quarter. Capital expenditures, fluctuations in our operating results, financing activities, acquisitions, investments and inventory and receivables management may contribute to these fluctuations. We believe that the proceeds from our initial public offering, our sale of common stock to Cabletron in July 2001, our issuance of convertible subordinated notes in November 2001, and our future cash flow from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next twelve months. However, we may require or choose to obtain additional debt or equity financing to finance acquisitions or other investments in our business. Future equity financings may be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain debt financing with interest rates and other terms as favorable as those that Cabletron could obtain.

The plaintiffs in Cabletron's outstanding class action suit might seek to add us to this litigation or seek payment of any related damages.

Since December 1997, Cabletron has been party to an outstanding class action suit alleging that during the period from March 3, 1997 through December 2, 1997, Cabletron released false and misleading information about its operations and that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results. The plaintiffs' complaint does not specify the amount of damages, but if the plaintiffs prevail Enterasys (formerly Cabletron) could be required to pay substantial damages. The plaintiffs in this matter might seek to involve us in this litigation or, if they prevail in this litigation, might seek to recover damages from us, particularly if Cabletron has insufficient assets.

Conflicts of interest may arise because our directors and executive officers have ownership interests in Enterasys and Aprisma.

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Enterasys common stock and options to purchase Enterasys common stock. Our directors also hold options to purchase stock of Aprisma. Conflicts of interest may arise between Enterasys and us in a number of areas relating to our past and ongoing relationships, including tax, indemnification, intellectual property and other matters arising from our separation from Cabletron, which is now Enterasys. These factors could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Enterasys, Aprisma and us. In our certificate of incorporation we have renounced any interest in business opportunities that are presented to Cabletron (now known as Enterasys), its subsidiaries other than us, or our officers or directors who are employees of Enterasys or its subsidiaries other than us at the time the opportunity is presented.

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

Factors Related to Our Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for individual stockholders.

The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, during the calendar year 2001, the Nasdaq Composite Index had a closing low of 1423.19, representing a decline of 50.2% from its closing high of 2859.15 during that period. The market price of our common stock has been volatile, and we expect that it will continue to be volatile.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 26, 2001. Each right entitles the holder to purchase upon certain events one one-thousandth of a share of our Series A Preferred Stock for $115. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the exercise price, shares of our common stock, and in certain cases, shares of stock of a company into which we are merged, having a value of double the exercise price. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

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

24

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

Foreign Currency Exchange Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates. Subsequent to December 2, 2001, the Company has commenced a hedging program using foreign exchange forward contracts to hedge some balance sheet exposure against future movements in foreign exchange rates. Gains and losses on the forward contracts, to the extent they are effective, are largely offset by gains and losses on the underlying exposure. Our exchange risk management strategy is intended to be such that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows. We do not now or in the future intend to use derivative financial instruments for trading purposes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States district court for the district of New Hampshire and, following transfer, is pending in the district of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading statements about Cabletron's operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron's revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. The plaintiffs served a second consolidated class action complaint and Cabletron filed a motion to dismiss this complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Enterasys (formerly known as Cabletron) could be required to pay substantial damages.

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

We have granted options to purchase shares of our common stock under our 2000 equity incentive plan to our employees and employees of Cabletron and its affiliates and to our advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options granted prior to February 22, 2001, we may have violated the California state securities. Because these option grants may not have been qualified under California state securities laws, certain persons residing in California who received these options may have a claim against us. Accordingly, we currently intend to offer to repurchase outstanding options to purchase shares of our common stock granted under our 2000 equity incentive plan prior to February 22, 2001 to persons who resided in California at the time of grant.

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

Item 2. Changes in Securities and Use of Proceeds

In November 2001, the Company issued to qualified institutional buyers $175 million aggregate principal amount of 3.75% convertible subordinated notes due December 1, 2006 (the "Notes"). The Notes are subordinated to any future senior indebtedness and other liabilities of the Company. The Notes are convertible, at the option of the holders, into common shares at a conversion rate of 55.0661 shares per one thousand dollars principal amount of Notes at any time before the maturity date, subject to adjustment in certain events. In lieu of issuing common shares, the Company may choose to make cash payment equal to 105% of the value of the common shares issuable upon conversion. The Notes are redeemable at the Company's option, in whole or in part, on or after December 3, 2004, at a redemption price of 100% plus accrued and unpaid interest. Each holder of the Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of the principal amount plus accrued interest upon the occurrence of certain events, including but not limited to, liquidation, consolidation, merger or recapitalization. Interest on the Notes is paid semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2002. The debt issuance costs are being amortized using the interest method. The Company intends to use the proceeds of the issuance for general corporate purposes. The issuance was made pursuant to Rule 144A, promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

4.1 Indenture dated as of November 21, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

10.1 Registration Rights Agreement dated as of November 21, 2001 by and among the Company and Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc.

(b) Reports on Form 8-K.

On November 29, 2001, the Company filed a current report on Form 8-K reporting under items 4 and 7 a change in the Company's independent accountants for the fiscal year ending March 2, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            RIVERSTONE NETWORKS, INC.
                                  (Registrant)

  Dated: January 15, 2002         By: /s/ Romulus S. Pereira
                                      ------------------------------------------
                                      Romulus S. Pereira
                                      President, Chief Executive Officer and
                                        Director
                                      (Duly Authorized Officer)


  Dated: January 15, 2002         By: /s/ Robert Stanton
                                      -----------------------------------------
                                      Robert Stanton
                                      Executive Vice President of Finance and
                                        Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number            Description of Document
-------           -----------------------

 4.1 Indenture dated as of November 21, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

10.1 Registration Rights Agreement dated as of November 21, 2001 by and among the Company and Morgan Stanley & Co. Incorporated and Salomon Smith Barney, Inc.