Form 10-K
period 2002-03-02
RIVERSTONE NETWORKS INC
filed 2002-05-31
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-32269

Riverstone Networks, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	95-4596178
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5200 Great America Parkway, Santa Clara, California 95054
(Address, including zip code)

Registrant’s telephone number, including area code: (408) 878-6500

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

YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of May 24, 2002, 122,704,863 shares of the Registrant’s common stock were outstanding. The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of May 24, 2002 was approximately $470 million, based on the closing sale price on The Nasdaq National Market on that date.

Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with Securities and Exchange Commission in connection with the Solicitation of Proxies for the Registrant’s 2002 Annual Meeting of Stockholders to be held on July 30, 2002.

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. When used in this Report, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the features, benefits, performance and utility of our current and future products, services and technology, the expected benefits of our products and services to our customers, including reduced operating costs and expansion of metropolitan networks, our competitive position, our research and development efforts, customer mix, plans to expand sales organizations, our strategy for protecting our proprietary rights, the adequacy of our facilities, the impact and timing of current and future legal proceedings, the potential offer to repurchase certain options and shares received upon exercise of certain options, our strategic investments, our expectations regarding net income or losses, trends in average selling prices, gross margins and revenues, changes in product mix, inventory levels, the adequacy of allowances for doubtful accounts, expectations regarding expenses, cost of revenues and sources of revenues, expected stock-based compensation expenses, expected cost structure reductions as a result of restructuring, statements regarding our critical accounting policies, the adequacy of capital resources and expected variations in capital requirements, expectations regarding capital expenditures and growth of operations and infrastructure, strategic investments, plans to expand sales organizations, expectations regarding the development and maintenance of strategic distribution relationships and our exchange risk management strategy. Forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our dependence on large orders from a small number of customers, our ability to protect our intellectual property rights, our dependence upon single or limited sources for components and upon a single manufacturer, our ability to develop and maintain strategic relationships, and those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results and Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Riverstone Networks, Inc. (the “Company,” “Riverstone,” “us” or “we”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

ITEM 1.    Business

Overview

Separation from Cabletron

We were previously a subsidiary of Cabletron Systems, Inc. We completed our initial public offering on February 22, 2001. On August 6, 2001, Cabletron distributed all of its shares of our common stock to its stockholders and we ceased to be a subsidiary of Cabletron. On the same date, Cabletron merged its subsidiary Enterasys Networks, Inc. into itself and renamed itself Enterasys Networks, Inc.

We were initially incorporated as Yago Systems, Inc. in September 1996 in the state of Delaware. Yago was acquired by Cabletron in March 1998 and became a wholly owned subsidiary of Cabletron. In April 2000 Cabletron changed Yago’s name to Riverstone Networks, Inc., and in June 2000 we entered into agreements with Cabletron, Aprisma Management Technologies, Inc., Enterasys and GlobalNetwork Technology Services, Inc. relating to the separation of our business from Cabletron.

Business

We are a leading provider of metropolitan area networking solutions that enable service providers to convert raw bandwidth into profitable services over legacy and next-generation infrastructures. Our routers are specifically designed for the metropolitan area network, or MAN, which encompasses service providers, the Internet infrastructure connecting these service providers with their customers and the Internet backbone within the geographic area of a city. Service providers today are seeking to build scalable networks to deliver new revenue-generating services to their end-customers. Our products combine carrier-class routing features and interface versatility with important service creation technologies such as Multiprotocol Label Switching, or MPLS, for layer-2 virtual private networks or VPNs, bandwidth management, dynamic provisioning, hardware-based accounting data collection, and quality of service.

Historically the public network infrastructure, including MANs, was traditional telephone networks optimized for transporting voice traffic. With the advent of the Internet, these networks began to carry data traffic in addition to voice traffic. The Internet is a network of public and private networks interconnected using Internet Protocol, or IP, that allow millions of users worldwide to share information and conduct electronic commerce. Since inception, the Internet and IP traffic have continued to grow exponentially, creating a need for service providers to build IP-centric networks optimized to carry data traffic. In addition to the rapid growth of the Internet, end-user demand has developed beyond basic bandwidth and connectivity to sophisticated business applications and advanced services. Service providers are seeking to build networks with advanced capabilities to deliver these services to their customers in a cost effective manner. Our products are built to meet the needs of the growing MAN and offer service providers an optimized solution for the cost-effective delivery of advanced applications and services to their customers.

Our target customers include communications service providers worldwide, which include local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers, and cable operators. We sell and market our products primarily through our direct sales organization, original equipment manufacturers, or OEMs, and value-added resellers.

Our Solution

We design and manufacture routers that enable service providers to convert network bandwidth into differentiated services for their customers. We provide both metro access and metro aggregation solutions that combine versatile connectivity with important service creation technologies such as MPLS for layer-2 VPNs, bandwidth management, dynamic provisioning, hardware-based accounting data collection, and quality of service. These features allow service providers in the metro area to penetrate new markets quickly, build solid revenue streams, and establish a competitive advantage. Specifically, our products benefit customers in the following ways:

Network Availability, Reliability and Security

Our products provide high levels of network availability, reliability, and resilience even under heavy network traffic conditions. We achieve this by combining our custom application specific integrated circuits, or ASICs, with our RapidOS software in a scalable, modular architecture. Our routers are interoperable with a variety of products from other vendors. In collaboration with our customers, we have developed a testing environment that includes real world configurations, allowing us to deliver reliable products. Our products meet numerous regulatory requirements and our most advanced products are designed to be Network Equipment Building Systems, or NEBS, compliant. Our products also incorporate numerous security protocols for supporting VPNs and secure network access.

Service Creation

We have designed our products as platforms on which service providers can deliver sophisticated and differentiated services. The key service enablers that are embedded in our products are:

Multiprotocol Label Switching (MPLS).    Our products offer advanced, secure service capabilities through the use of MPLS technology. MPLS promotes higher performance of IP networks and allows traffic engineering. With MPLS, service providers can maximize their capital returns by selling premium levels of service, such as bandwidth guarantees, fast recovery times, customized backup resources, as well as nation- or world-wide Transparent LAN Services.

Bandwidth Management.    Our products offer advanced capabilities to manage bandwidth in real-time, without sacrificing network performance. Our products allow our customers to remotely set bandwidth limits from one kilobit to one gigabit and easily integrate with leading bandwidth management software.

Dynamic Provisioning.    As customer and application bandwidth needs change, commands sent remotely to our products can instantly and inexpensively set-up, modify or terminate connections.

Accounting Data Collection.    Our products support hardware-based accounting data collection, allowing service providers to collect real-time customer usage data and billing information without affecting network performance. This allows service providers to create and offer advanced pricing structures tailored to their customers’ needs by usage, by time-of-day and by location.

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

Flexible Service Delivery Platform

We design our products to operate and adapt to the rapidly evolving demands of our customers’ network infrastructure. Our open application programming interface allows our products to be easily integrated with the customers’ bandwidth management, provisioning, accounting, data collection, quality of service and content delivery tools. Our Intelligent Service Router architecture scales with the needs of service providers. Additional line cards can be inserted into our modular chassis to increase bandwidth capacity. If bandwidth is exhausted in one chassis, service providers can link multiple chassis together to obtain additional capacity. Our RapidOS operating system can scale in the face of increasing Internet traffic while continuing to manage bandwidth, deliver routing throughput, and provide differentiated services. New technology interfaces and RapidOS upgrades can be added to in-service chassis without disrupting existing operations. The modular design of our products enable the rapid and easy addition of new services without requiring re-design of network architecture or replacement of existing infrastructure equipment.

Our products support optical and electrical interfaces to ensure that services can be quickly provisioned across a broad range of media types. This means that service providers using our routers can rapidly offer services across almost any infrastructure. This broad range of support is delivered in a single chassis, eliminating the need to purchase multiple solutions or consume limited space.

Cost-effective Infrastructure

Our products allow service providers to start with a low initial capital expenditure while retaining the ability to add bandwidth as demand increases. Using our advanced provisioning capabilities, we believe service providers can reduce their operating costs by eliminating the need to send technicians out into the field to provision service. Our products also offer high port density, which means our chassis occupy less space in expensive hosting facilities. Using our wide array of media interfaces, service providers have the flexibility to choose the most appropriate telecommunications medium to connect customers to their service.

Technology

Our core technology consists of our Intelligent Service Router architecture, our RapidOS software operating system, and our ASICs. These key elements of our technology are incorporated into all of our products. By internally developing and maintaining the critical components for our systems, we believe the performance and features of our systems are superior to those of systems based upon third-party general purpose components. Our modular system architecture, coupled with our core hardware and software, enable us to create new products and solutions by rapidly developing new interfaces, new features and new form factors or sizes.

Intelligent Service Router Architecture.    Our product architecture consists of ASIC-based packet forwarding engines distributed on each line card and a centrally located routing engine running our RapidOS operating system, connected together by high-performance ASIC-based switching devices. Our product architecture allows us to deliver the capacity, reliability and features that we believe are necessary to build and expand our customers’ metropolitan networks.

By distributing packet-processing functions on ASICs located on each line card, rather than on a centrally located general purpose CPU, we are able to offer advanced functions while maintaining wirespeed performance. With this architecture, our products can increase bandwidth by adding line cards without degrading overall performance. Our RS 38000 platform is designed to handle up to 90 million packets per second when all of its line cards are installed.

Programmable Hardware Architecture.    This line card architecture, centered on a wire-speed, programmable packet-processing engine, enables service providers to implement new networking technologies such as MPLS as they are introduced in the market through field upgrades.

RapidOS Operating System.    RapidOS, our standards-based software operating system, controls the features and functionality of our router platforms. RapidOS incorporates a set of service enabling capabilities to meet the demands of service providers, such as traffic engineering, bandwidth control, network traffic classification and network security. We do not sell RapidOS on a stand-alone basis. We have continued to improve RapidOS since its introduction in 1998 based upon feedback from our customers.

RapidOS allows service providers to collect traffic statistics and billing data in real time. RapidOS also supports all standard Internet class routing protocols, a complete set of industry standards-based layer 2 features and MPLS. RapidOS provides traffic load balancing and content management of electronic-commerce applications. Our RapidOS is also capable of delivering network level redundancy at layer 2 and layer 3.

ASIC Technology.    The switching devices and forwarding engines in our products use internally developed ASICs that are designed specifically for our router architecture. These ASICs implement service enabling features such as network traffic classification, accounting, security and bandwidth management. The ASICs are designed to facilitate the rapid implementation of various electrical and optical network interfaces that support transmission speeds from 1.5 megabits per second for a T1 line up to 10 gigabits per second for an optical carrier 192, or OC-192, line. We believe our control over the design and development of ASICs and the close interaction between our hardware and software teams have enabled us to achieve enhanced performance.

Riverstone Products

We offer a wide variety of products to effectively address the broad metropolitan area network needs for aggregation and edge routing applications.

RS 38000 Metro Aggregation Router.    The RS 38000 is our high density metro aggregation router. Aggregation routers aggregate and route network traffic at carrier and service provider facilities before it is routed to the Internet backbone. Aggregation routers are also used for aggregating and routing network traffic in co-location centers. The RS 38000 combines service creation tools, dynamic bandwidth provisioning, and a connection-oriented data collection architecture. The RS 38000 is capable of aggregating and delivering these services over a complete range of optical and legacy interfaces and is MPLS enabled. The RS 38000 provides high performance, high port density and high reliability, and has the capability to support OC-192 and 10 Gigabit Ethernet. It can provide up to 90 million data packets per second routing performance.

RS 16000 Gigabit Ethernet Aggregation Router.    The RS 16000 is our high density Gigabit Ethernet aggregation router. The RS 16000, designed to aggregate Gigabit Ethernet, provides full metro service-creation capabilities through our hardware-based architecture. The RS 16000 delivers 60 wire-speed Gigabit Ethernet ports on a 5 rack unit chassis. The RS 16000 is designed to support 10 Gigabit Ethernet.

RS 8000/8600 Metro Service Routers.    The RS 8000 and RS 8600 are our metro service router products. Metro service routers are used as the Internet access or network traffic aggregation platform where small form factor and low power consumption are required. Metro service routers must support a wide variety of interfaces and service-enabling features. These products aggregate the network traffic and pass it on to the intelligent edge router.

The RS 8000 and RS 8600 are designed specifically to be service delivery platforms across both the optical and electrical segments of the metro network infrastructure. As an aggregation platform, the RS 8000 and RS 8600 offer high port density in a small form factor. As an access platform, the RS 8000 and RS 8600 are ideal for fiber optic cable connectivity in building backbones and data center in co-location facilities. The RS 8000 and RS 8600 are capable of aggregating traffic from a wide variety of access technologies. The RS 8000 and RS 8600 use the same line cards, thus offering maximum flexibility for upgrades.

RS 1000 and RS 3000 Metro Access Routers.    The RS 1000 and RS 3000 are our metro access routers with hardware routing capability. Metro access routers are used to connect end-users with metro aggregation facilities. Metro access routers must support traditional connectivity and advanced optical modules for Gigabit, ATM and Packet over SONET up-links.

The RS 1000 and RS 3000 routers support traditional connectivity and advanced optical modules. The RS 1000 and RS 3000 products incorporate all the routing, switching, traffic engineering, accounting and security features of the rest of our router platform but in a smaller, lower cost platform. The RS 1000 and RS 3000 share the same line cards, thus offering maximum flexibility for upgrades.

Wide Array of Supported Line Cards

Our products include line cards that support all of the network technologies identified in this table. All line cards contain all of the service enabling features of Riverstone’s architecture.

	RS 38000	RS 16000		RS 8000/8600		RS 1000/3000
10 Gigabit Ethernet	D		D
MPLS Gigabit Ethernet	✓		D		✓		✓
Packet over SONET OC-192c	D
Packet over SONET OC-48c/STM-16	✓
Packet over SONET OC-12c/STM-4					✓
Packet over SONET OC-3c/STM-1					✓
MPLS Packet over SONET OC-48c/STM-16	D
MPLS Packet over SONET OC-12c/STM-4	D				D
MPLS Packet over SONET OC-3c/STM-1	D				D
Resilient Packet Ring OC-48c	D				D
4 or 8 Gigabit CWDM	✓		✓
Pluggable Gigabit Interface
1000 Base-LH-70Km reach	✓	✓		✓		✓
1000 Base-LX	✓	✓		✓		✓
1000 Base-SX	✓	✓		✓		✓
1000 Base-T-copper GigE					✓
ATM OC-12c	D				✓
ATM OC-3c/DS3	✓				✓		✓
10/100 Base-TX	✓				✓		✓
100 Base-FX					✓		✓
Channelized T3 with CSU/DSU	✓				✓
Channelized T1 with CSU/DSU					✓	✓
Multi-rate serial WAN				✓		✓
Cable modem termination system-CMTS				✓

A checkmark indicates that the line card is available now for the listed product. A “D” indicates that the line card is under development.

Research and Development

As of March 2, 2002, we employed 215 people in our engineering and research and development organization with the majority located in our Santa Clara, California corporate headquarters. We believe that our future success depends on our ability to continually enhance our existing products and develop new products. To achieve this goal, our research and development department is organized into two teams that work in parallel to develop successive generations of networking products. We have assembled a team of skilled engineers with extensive experience in the fields of high-speed microprocessor design, high-end computing, network system design, Internet routing protocols and embedded software. These individuals have been drawn from leading computer, data networking and telecommunications companies. The engineering team’s collective experience ranges from building complex hardware and software to delivering very large, highly integrated ASICs and scalable Internet software.

We are using our fourth generation ASICs in our products. We are also developing additional network interfaces targeted to our customer demands and continuing to develop next generation technology to support the anticipated growth in network size and service requirements, such as Resilient Packet Ring/Spatial Reuse Protocol (RPR/SRP), 10-Gigabit Ethernet, OC-48 and OC-192. We continue to expand the functionality and scalability of our RapidOS including advanced MPLS implementations.

Our research and development expenses totaled $50.4 million for the fiscal year ended March 2, 2002, $42.0 million for the fiscal year ended March 3, 2001 and $30.7 million for the fiscal year ended February 29, 2000.

Customers

Our customers include local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers, and cable operators. As of March 2, 2002, we had approximately 150 customers, the majority of which were located in the United States, Asia Pacific and Europe.

For fiscal year 2000, British Telecommunications plc accounted for 15% of our net revenue, EarthLink, Inc. accounted for 14% of our net revenue, Metricom Corporation accounted for 12% of our net revenue and Vitts Networks accounted for 11% of our net revenue. For fiscal year 2001, Telseon accounted for 11% of our net revenue. During fiscal year 2002 no individual customer accounted for 10% or more of our net revenues. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We do not have binding commitments from any of our customers, and if any of our large customers cancel, reduce or delay purchases, our revenue and profitability would be harmed.

Sales and Marketing

We sell and market our products primarily through our direct sales organization, value-added resellers and original equipment manufacturers. As of March 2, 2002, we employed 229 people in our sales and marketing organizations.

Sales

Americas Sales.    Our direct sales force for the Americas is divided into two operations: Carrier and Americas. The carrier group focuses on local exchange carriers and long distance carriers and the Americas group focuses on Internet service providers, metropolitan service providers, content hosting providers, and cable operators. Account managers within each operation work as a team with account-focused systems engineers to provide our customers with guidance and assistance on incorporating our products into their network. Our systems engineers also help in defining the features that are required for our products to be successful in specific applications. Our sales team maintains contact with key individuals who have service planning and infrastructure build-out responsibility within our customers’ organizations.

Value-added Resellers.    We have complemented our direct sales effort in the United States and internationally with several value-added resellers. Our arrangements with value-added resellers typically have been non-exclusive and provide the value-added reseller with discounts based upon the volume of their orders.

International Sales.    Our international sales are made through a combination of direct and indirect sales efforts. Our European operation is headquartered near London, with sales offices in France and Spain. Our Asia Pacific operation is headquartered in Singapore with offices in China, Japan and Korea. Additionally, we have a sales office in Brazil. Our indirect sales are made through various international network integrators including Telindus Group NV, CommVerge Solutions, CTC Itochu-Techno Science Corporation, KDC Corporation, Vodatel Networks Holdings Limited and ZTE Corporation. Our export sales represented 52%, 32% and 23% of net revenue in fiscal years 2002, 2001 and 2000, respectively. Our sales by geographic region are disclosed in Note (13) to the consolidated financial statements included in this Form 10-K. Our efforts to expand international distribution of our products continue to subject us to the risks of conducting business internationally, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May affect Future Results and Market Price of Our Stock—We continue to expand our international sales efforts, and marketing and distributing our products outside of the United States may require increased expenses and greater exposure to risks that we may not be able to successfully address.”

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

Service and Support

We believe that a broad range of support services is critical to the development of long-term relationships with customers. We are committed to providing our customers with a high level of service and support through our internal organization and arrangements with third parties. As of March 2, 2002, we employed 17 people in our customer service and support organization, the majority of whom are located in our Santa Clara, California corporate headquarters.

Currently our customer service and support functions are provided by a combination of our customer service organization, Riverstone Technical Assistance Center, or RTAC, organization and Field Technical Support organization. We deliver our support services to customers using a three-tier support model. Our first tier of support services is technical assistance through Web self-help and internal telephone support. During the past twelve months, we transitioned the services previously provided by Digital Equipment (India) to internal support services. We provide field support services, our second tier of support services, to our contract customers when telephone support is not sufficient to address an issue. To enhance our internal field support services, we have an infrastructure of field-based technical support resources as well as partnerships with several third-party engineer, furnish and install, or EF&I, providers and professional services and maintenance service providers, including Fujitsu, Tele-Tech, Greenwich Technology Partners and ViTAL Network Services to augment our capabilities and coverage globally. If the first two tiers of our customer service and support team are unable to resolve an issue themselves, they obtain assistance from members of our engineering department who serve as the third level of the customer support. We have established problem escalation guidelines to focus appropriate technical resources and management attention on customers’ problems in a timely manner.

Manufacturing

We out-source our manufacturing activities to Flextronics International. Flextronics manufactures our products in San Jose, California.

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

We design our ASICs and printed circuit boards and work closely with our partners on future component selection and design support. All materials used in our products are processed through a full qualification cycle and our sourcing is controlled by the use of an approved vendor listing. We perform extensive examinations of all printed circuit board assemblies, full functionality verifications, 24-hour burn-in and power-cycling at maximum and minimum configuration levels. Our ASICs are manufactured by NEC Corporation using its 0.35 micron process, Agere Systems using its 0.25 micron process and LSI Logic Corporation using its 0.18 micron process. NEC, Agere and LSI Logic are responsible for all aspects of the production of our ASICs using our proprietary designs. We periodically evaluate these and other ASIC vendors to identify the best fit with our ASIC technology needs.

Competition

There is significant competition in the market for network equipment. This market has historically been dominated by Cisco Systems, Inc. Other existing and potential competitors are numerous and include established companies such as Extreme Networks, Inc., Foundry Networks, Inc., Juniper Networks, Inc., Nortel Networks Corporation and other smaller public and private companies. Several of these companies have been in business longer than us and have substantially greater financial, marketing and development resources than we have, which we believe may put us at a competitive disadvantage. Many of these competitors are in a better position than us to provide customers total network infrastructure solutions. Many of these competitors have announced plans to introduce or develop new products that are likely to compete with our product offerings. Future consolidation in our industry is a distinct possibility, and acquisitions by, or mergers among, our competitors could expand their product offerings and hasten their development of new technologies, providing them with a competitive advantage.

Our customers include local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers, and cable operators. We believe that the principal competitive factors in this market include product performance, reliability, security, expandability, features and cost-effectiveness. Our products provide:

•	high network reliability, security and performance;

•	the ability to allow carriers and service providers to offer differentiated services;

•	easy scalability and minimal network disruption;

•	interoperability with existing network designs and equipment vendors;

•	versatility of interfaces; and

•	cost-effective solutions for carriers and service providers.

We believe these capabilities, when combined with our exclusive focus on carriers and service providers in the MAN, and our commitment to providing superior support services provide us with a competitive advantage.

Intellectual Property

Our ASICs are the key components in our products. One of our ASIC families is manufactured by NEC, another by Agere and another by LSI Logic. Each successive ASIC design has allowed faster network interfaces, greater service provider functionality and increased port density. Both we and Enterasys share the basic technology embedded in the ASICs manufactured by NEC. However, we do not share with Enterasys our later ASIC families manufactured by Agere and LSI Logic or our service provider specific network interfaces.

Our router architecture requires an operating system that takes full advantage of the features in our ASIC system. Our RapidOS management system includes enhancements and customizations to address specific needs of service providers in the metropolitan area.

To establish and protect our intellectual property, we generally rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions. As of March 2, 2002, we had 15 patents in the United States and 53 patents pending in the United States and abroad. Our issued patents expire at various times between January 2016 and November 2018. Our RapidOS management system is protected by United States and other trade secret and copyright laws. These legal protections provide only limited protection. Further, the market for Internet infrastructure solutions is subject to rapid technological change. While we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel rather than on these legal protections.

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

Employees

As of March 2, 2002, we had 525 full-time employees, 215 of whom were engaged in engineering, research and development, 229 in sales and marketing, 26 in manufacturing, 17 in customer support and 38 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 2.    Properties

Our principal administrative, sales, marketing and research and development facilities are located in an approximately 129,200 square foot facility located in Santa Clara, California. Cabletron Systems Sales and Service, Inc. entered into a lease for this facility in January 1999, and assigned this lease to us on August 28, 2000 following the separation of our business from Cabletron. The initial term of the lease expires on February 28, 2006. We also lease space in various other geographic locations, including Alpharetta, Georgia; Denver, Colorado; Frisco, Texas; McLean, Virginia; New York, New York; Portsmouth, New Hampshire; Reading, United Kingdom; Beijing, PRC; Hong Kong, PRC; Shanghai, PRC; Taiwan, ROC; Singapore; Seoul, Korea; Tokyo, Japan; Sao Paolo, Brazil and other international locations where principally sales and service personnel and engineers are based.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

ITEM 3.    Legal Proceedings

A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading statements about Cabletron’s operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron’s accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron’s revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. The plaintiffs served a second consolidated class action complaint and Cabletron filed a motion to dismiss this complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Enterasys (formerly known as Cabletron) could be required to pay substantial damages.

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

On August 28, 2001, Tellabs Operations, Inc. filed an action against us in the Chancery Division of the Circuit Court of Cook County, Illinois alleging that Riverstone breached the Strategic Alliance Agreement dated as of November 17, 2000 between Riverstone and Tellabs and committed various torts by (i) failing to provide Tellabs with CMTS products that met the technical specifications in the agreement; (ii) misrepresenting to Tellabs the technical capabilities of Riverstone’s CMTS products; and (iii) improperly selling Riverstone products to Tellabs customers. Tellabs’ complaint seeks compensatory damages in excess of $15 million, plus punitive damages and costs in unspecified amounts. On that same date, Tellabs terminated the agreement and is seeking a declaratory judgment that it has no further obligations under the agreement. We believe that Tellabs’ claims are without merit and intend to vigorously defend this proceeding. On August 29, 2001, Riverstone filed suit against Tellabs in the Superior Court for Santa Clara County, California seeking compensatory damages in excess of $60 million, including over $56 million in unfulfilled minimum purchase obligations Tellabs was required to make under the agreement. On December 7, 2001, Riverstone withdrew its suit without prejudice to re-file at a later time. On January 9, 2002, Riverstone asserted numerous affirmative defenses and counterclaims against Tellabs in the Illinois action, including claims for breach of contract, fraud, negligent misrepresentation, and violations of the Illinois Consumer Fraud and Deceptive Business Practice Act. Through its counterclaims, Riverstone seeks $57 million in compensatory damages, in addition to punitive damages, attorneys’ fees and costs.

We have granted options to purchase shares of our common stock under our 2000 Equity Incentive Plan to our employees and employees of Cabletron and its affiliates and to our advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options granted prior to February 22, 2001, we may have violated the California state securities laws. Because these option grants may not have been qualified or exempt from qualification under California state securities laws, certain persons residing in California who received these options may have a claim against us. Accordingly, we may offer to repurchase, from persons who resided in California at the time of grant, outstanding options to purchase shares of our common stock granted under our 2000 Equity Incentive Plan prior to February 22, 2001 and shares acquired upon exercise of options granted prior to February 22, 2001. We have not yet determined whether or when to make the offer to repurchase. If an offer to repurchase is actually made and if all of the holders of these options (and shares acquired upon exercise of these options) accept the offer, our cash position could be adversely impacted. As of the date hereof, we are not aware of any claims for rescission against us.

On January 31, 2002, the Securities and Exchange Commission notified Enterasys Networks that it had commenced an “Order of Investigation” into Enterasys’ and certain of its affiliates’ accounting practices. This SEC investigation may cover periods during which Riverstone was an affiliate of Enterasys. We have not been notified that we are part of the SEC investigation, nor have we received any inquiry with respect to the investigation. On August 6, 2001, when Cabletron distributed all of its shares of our common stock to its stockholders, we ceased to be a subsidiary of Cabletron and an affiliate of Enterasys. We have been operating with our own management and board of directors since our IPO in February 2001.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock commenced trading on The Nasdaq National Market on February 16, 2001 and is traded under the symbol “RSTN.” Prior to this time, there was no public market for our stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on The Nasdaq National Market.

Fiscal Year 2001	High	Low
Fourth Quarter: February 16, 2001 to March 3, 2001	$14.50	$10.50

Fiscal Year 2002
First Quarter: March 4, 2001 to June 2, 2001	$23.66	$6.63
Second Quarter: June 3, 2001 to September 2, 2001	23.04	9.48
Third Quarter: September 3, 2001 to December 1, 2001	16.21	5.25
Fourth Quarter: December 2, 2001 to March 2, 2002	20.55	3.82

Fiscal Year 2003
First Quarter: March 3, 2002 to May 24, 2002	$6.86	$3.53

As of May 24, 2002, there were approximately 2,500 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings for funding growth and do not expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

On July 24, 2001, we issued 7,117,757 shares of our common stock to Cabletron in exchange for approximately $122.2 million in cash and certain strategic investments, with a historic cost of approximately $13.0 million.

On August 6, 2001, concurrently with the distribution by Cabletron of our capital stock to its stockholders, we were required to issue warrants to certain strategic investors to purchase 230,364 shares of our common stock, which is based on the number of shares that the investors would have received in such distribution if the investors had exercised the Cabletron warrants they held immediately prior to the record date related to the distribution. These warrants have a weighted average exercise price of $29.18 per share and will expire on August 29, 2007.

The issuances described in this Item 5 were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

ITEM 6.    Selected Consolidated Financial Data

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

We have prepared the accompanying tables to reflect our historical consolidated financial information in a manner consistent with stand-alone operations by reflecting transactions of Cabletron and balances attributable to us in our financial statements for all periods presented. The historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods covered.

	Years Ended
	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000	Feb 28, 1999	Feb 28, 1998
	(in thousands, except share and pro forma per share data)
Consolidated Statement of Operations Data:
Net revenues	$210,758	$98,258	$23,076	$3,284	$59
Cost of revenues	89,631	43,271	11,976	3,009	7
Stock-based compensation	527	197	—	—	—

Total cost of revenues	90,158	43,468	11,976	3,009	7

Gross profit	120,600	54,790	11,100	275	52
Operating expenses:
Research and development	50,356	41,959	30,691	26,647	12,013
Sales and marketing	55,284	35,578	9,279	3,188	1,962
General and administrative	24,472	14,042	8,534	5,025	3,053
Stock-based compensation	2,957	31,126	—	—	—
Restructuring and other charges	3,269	—	—	150,382	—
Total operating expenses	136,338	122,705	48,504	185,242	17,028

Operating loss	(15,738)	(67,915)	(37,404)	(184,967)	(16,976)
Interest income and other income/(expense), net	10,353	2,143	—	—	—
Interest expense	(2,652)	(4)	(27)	(28)	—
Loss on investments	(22,130)	—	—	—	—

Loss before income taxes	(30,167)	(65,776)	(37,431)	(184,995)	(16,976)
Income taxes	520	—	—	—	—

Net loss	$(30,687)	$(65,776)	$(37,431)	$(184,995)	$(16,976)

Net loss per share:
Basic and diluted	$(0.27)	$(13.96)	$(374,310)	$(1,849,950)	$(169,760)
Weighted average number of common shares outstanding:
Basic and diluted	114,383,815	4,711,995	100	100	100
Pro forma net loss per share:
Basic and diluted	—	$(0.71)	$(0.41)	—	—
Pro forma weighted average number of common shares outstanding:
Basic and diluted	—	92,763,390	92,088,235	—	—

	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000	Feb 28, 1999	Feb 28, 1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,095	$167,949	$—	$—	$—
Working capital	298,211	196,287	11,425	3,762	(348)
Total assets	611,621	264,043	33,248	24,529	2,961
Convertible subordinated notes	175,000	—	—	—	—
Stockholders’ equity	375,095	218,782	27,028	22,919	2,337

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion with the consolidated financial statements and related notes of Riverstone appearing elsewhere in this report. When used in the discussion below, the words “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expectations regarding net income or losses, trends in average selling prices, gross margins and revenues, expected cost of revenues and sources of revenues, changes in product mix, inventory levels, the adequacy of allowances for doubtful accounts, expectations regarding expenses, including investments in product development, expected stock-based compensation expenses, expected cost structure reductions as a result of restructuring, statements regarding our critical accounting policies, the adequacy of capital resources and expected variations in capital requirements, expectations regarding capital expenditures and growth of operations and infrastructure, strategic investments, plans to expand sales organizations, the features and benefits of our current and future products, expectations regarding the development and maintenance of strategic distribution relationships and our exchange risk management strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our ability to develop and maintain strategic relationships, and the matters discussed in “Factors That May Affect Future Results and Market Price of Our Stock.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of metropolitan area networking solutions that enable service providers to convert raw bandwidth into profitable services over legacy and next-generation infrastructures. Our products consist of advanced routers that enable service providers to offer a wide range of products and services that increase revenue and maintain customer loyalty.

Riverstone was created by the combination of two businesses previously acquired by Cabletron. These businesses are Zeitnet, which Cabletron acquired in 1996, and Yago Systems, which Cabletron acquired in 1998. The majority of our net revenues come from sales of our routers. In fiscal year 2000, British Telecom accounted for 15% of our net revenues, Earthlink accounted for 14% of our net revenues, Metricom accounted for 12% of our net revenues, and Vitts Networks accounted for 11% of our net revenues. In fiscal year 2001, Telseon accounted for 11% of our net revenues. In fiscal year 2002, no individual customer accounted for 10% or more of our net revenues. We began shipping products outside the United States in fiscal year 2000, and these shipments accounted for 23% of our net revenues during fiscal year 2000, 32% of our net revenues during fiscal year 2001 and 52% of our net revenues during fiscal year 2002.

Our industry has experienced erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, which may reduce our gross margins or revenues. We expect our quarterly gross margins to fluctuate with changes in our product mix. Most of our sales within the United States have been through direct sales channels. We intend to add and maintain a limited number of strategic distribution relationships that complement our direct sales efforts. International sales are made through a combination of direct and indirect sale efforts. In fiscal 2002 we initiated sales and marketing efforts internationally, focusing initially on Europe and Asia. As part of this effort, we have negotiated separate reseller agreements with various network integrators in Europe and Asia.

Critical Accounting Policies and Estimates

The SEC recently advised companies to review their critical accounting policies and practices in the context of their financial statements and management’s discussion and analysis of such financial statements to ensure that important information is communicated to facilitate an investor’s understanding of a company’s results of operations (FR60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”). In accordance with generally accepted accounting principles in the United States, our most important accounting policies often require us to make estimates and judgments of uncertain matters that could have a material effect on our results of operations during the period reported and the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition and Related Warranty Accounting.    We generally recognize revenue upon shipment of products provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is recognized when these uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. When we make sales to international network integrators and value added resellers, in some cases they are given privileges to return a portion of inventory up to a maximum amount with placement of new orders for an equivalent amount of product. We accrue estimated warranty costs and sales returns and allowances at the time of shipment based on contractual rights and historical experience. If the historical data we use to calculate the estimated sales returns and allowances do not properly reflect future returns, a change in accruals for sales returns and allowances would be made in the period in which such a determination was made and our revenues could be adversely affected. Additionally, if we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Lease Financing.    We enter into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to us. In certain transactions during fiscal year 2002, the Company guaranteed a portion of the customer’s lease payments to be made to the lessor. We record these transactions consistent with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”) and related interpretations. Substantially all of our customer leasing transactions involve capital leases. When we provide a financing guarantee, we record revenue at the time of shipment, subject to a sales reserve. We base the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience. Accordingly, we have deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users. As of March 2, 2002 and March 3, 2001, we had guaranteed payments associated with lease transactions of approximately $9.4 million and $10.1 million, respectively. If the customer defaults are higher than our historical experience, an increase in sales reserves would be made in the period in which such a determination was made and our revenues could be adversely affected.

Inventories.    The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. While we believe that our provision for excess and obsolete inventory is adequate, if there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence due to rapidly changing technology, we may be required to write-down our inventory and our gross margin could be adversely affected.

Accounts receivable.    We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experiences. While we believe that our allowance for doubtful accounts receivable is adequate, if there is a sudden deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Strategic Investments.    As part of our long-term strategy, we have made investments in equity and convertible debt of public and private companies. The investees are generally companies in the telecommunications industry that have received and are expected to continue to receive funding from top tier venture capital firms, have passed a credit review consistent with other of our customers and have a sound business model and experienced management team. We hold less than 20% of the equity of each of these companies and we do not have the ability to exercise significant influence over their operations. Accordingly, these investments are accounted for using the cost method. We use independent valuations or recent third party investments of cash for equity to support the initial carrying value of the investments. We review the carrying value of these investments at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for more than six months or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Our ability to recover investments from these investees is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. All of these factors are difficult to predict, particularly in the current economic environment and our net income in the future could be adversely affected by investment impairment charges. If one or more of our investees experience a significant financial decline, our estimates of the recoverability of amounts due us, if any, from these investees could be adversely affected. The strategic investments are more fully described in Note (4) to the consolidated financial statements included in this Form 10-K.

Basis of Presentation

Our fiscal year 2000 ended on February 29, 2000. Effective March 1, 2000, we changed our year-end to a 52-53 week fiscal year, ending on the Saturday closest to the last calendar day in February.

Through August 6, 2001, Riverstone was a subsidiary of Cabletron. Through this date, our consolidated financial statements have been taken from the consolidated financial statements of Cabletron using historical results of operations and historical bases of the assets and liabilities attributable to our operations. Through August 6, 2001, the consolidated financial statements also included allocations to us of Cabletron corporate expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing, engineering and other corporate services and infrastructure costs. All of the allocations and estimates in our financial statements were based upon assumptions that our management and Cabletron’s management believed to be reasonable reflections of the cost of services provided or benefit received by us.

The financial information presented herein is not indicative of our financial position, results of operations or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company for the periods presented.

Results of Operations

The following table shows consolidated statements of operations data expressed as a percentage of net revenues for the periods indicated:

	Year Ended
	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000
Net revenues	100%	100%	100%
Cost of revenues	43	44	52

Gross profit	57	56	48

Operating expenses:
Research and development	23	43	133
Sales and marketing	26	36	40
General and administrative	12	14	37
Stock-based compensation	1	32	—
Restructuring charges	2	—	—

Total operating expenses	64	125	210

Operating loss	(7)	(69)	(162)
Interest and other income	5	2	—
Interest expense	(1)	—	—
Loss on investments	(11)	—	—

Net loss before income taxes	(14)	(67)	(162)
Income taxes	(1)	—	—

Net loss	(15)%	(67)%	(162)%

Net Revenues.    Net revenues were $210.8 million, $98.3 million and $23.1 million in fiscal years 2002, 2001 and 2000, respectively, representing increases of $112.5 million or 114% from fiscal year 2001 to 2002 and $75.2 million or 326% from fiscal year 2000 to 2001. The increases in net revenues were primarily due to the addition of new service provider customers both in the United States and internationally. International sales increased by 257% and 466% and domestic sales increased by 50% and 283% in fiscal years 2002 and 2001, respectively. During fiscal year 2002, the economic downturn and the reduction of capital spending by our existing and potential customers adversely impacted our product demand and made it increasingly difficult to accurately forecast our future revenues, as evidenced by declining quarterly revenues during our fourth quarter. The current economic conditions may cause future revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

In order to establish relationships with companies in markets consistent with our long-term strategic direction, we have invested in equity and convertible debt of private and public companies that are also our customers. During fiscal year 2002, sales to these strategic investee companies represented 16.2% of our net revenues, with sales to no one investee company exceeding 5.0% of our net revenues. Additionally, sales to companies in which Cabletron held investments at the time of the sales represented 5.5% of our net revenues. During fiscal years 2001 and 2000, sales to companies in which Cabletron held investments represented 13.4% and 15.8% of our net revenues, respectively.

Cost of Revenues.    Cost of revenues includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations and customer service and support. Cost of revenues was $90.2 million, $43.5 million and $12.0 million in fiscal years 2002, 2001 and 2000, respectively, representing increases of $46.7 million or 107% from fiscal year 2001 to 2002 and $31.5 million or 263% from fiscal year 2000 to 2001. Cost of revenues was 42.8%, 44.2% and 51.9% of net revenues during fiscal years 2002, 2001 and 2000, respectively. The increase in cost of revenues for all periods is primarily related to the increase in net revenues. The improvements in gross margins are primarily attributable to decreased component prices and economies of scale achieved from increased sales levels. Our gross margins are highly variable and could decline in the future due to many factors such as our and our competitors’ pricing policies, increased warranty costs and new product introductions by us or by our competitors.

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

Research and development expenses excluding stock-based compensation were $50.4 million, $42.0 million and $30.7 million in fiscal years 2002, 2001 and 2000, respectively, representing increases of $8.4 million or 20% from fiscal year 2001 to 2002 and $11.3 million or 37% from fiscal year 2000 to 2001. The increase in research and development expenses in fiscal 2002 related primarily to increased expenditures on the design and development of our new products. Approximately $3.7 million of the increase in research and development expenses in fiscal 2001 related to Cabletron’s transfer to us of its research and development group based in Reading, England during the first quarter of fiscal year 2001. Historically, these engineers worked on Cabletron’s products. The remaining increases for fiscal 2000 and 2001 resulted from increased personnel and related costs. Research and development expenses as a percentage of net revenues were 23%, 43% and 133% in fiscal year 2002, 2001 and 2000, respectively. We believe continued investment in product enhancements and new product development are critical to attain our strategic objectives and we expect our research and development expenses to slightly increase in absolute dollars as we continue to devote significant resources to research and development in the foreseeable future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, and trade shows, advertising and promotional expenses. Sales and marketing expenses excluding stock-based compensation were $55.3 million, $35.6 million and $9.3 million in fiscal years 2002, 2001 and 2000, respectively, representing increases of $19.7 million or 55% from fiscal year 2001 to 2002 and $26.3 million or 283% from fiscal year 2000 to 2001. The increases in sales and marketing expenses during these periods resulted primarily from the addition of sales and marketing personnel to support increased sales and marketing activities. Sales and marketing expenses as a percentage of net revenues were 26%, 36% and 40% in fiscal years 2002, 2001 and 2000, respectively. We expect these expenses to decrease slightly in absolute dollars during fiscal year 2003 as we support our products and market segments.

General and Administrative.    General and administrative expenses consist primarily of employee compensation and related expenses, professional and contractor fees, finance, legal, facilities, human resources and provisions for doubtful accounts. Through August 6, 2001, included in general and administrative expenses are expenses for services provided by Cabletron under our services agreement with them. Before the effective date of the services agreement, March 1, 2000, Cabletron allocated to us general and administrative expenses that it incurred on our behalf, based on headcount and revenue.

General and administrative expenses excluding stock-based compensation were $24.5 million, $14.0 million and $8.5 million in fiscal years 2002, 2001 and 2000, respectively, representing increases of $10.5 million or 74% from fiscal year 2001 to 2002 and $5.5 million or 65% from fiscal year 2000 to 2001. The increase from fiscal year 2001 to 2002 was due to a $3.7 million increase in our provision for doubtful accounts as a result of the impact of the deteriorating economy on our customer base and increased general corporate expenses. The increase from fiscal year 2000 to 2001 was primarily due to the addition of personnel to support the increase in revenue and general corporate expenses consistent with the increased scale of operations. General and administrative expenses as a percentage of net revenues were 12%, 14% and 37% in fiscal years 2002, 2001 and

2000, respectively. We expect general and administrative expenses to decrease slightly in absolute dollars during fiscal year 2003.

Stock-Based Compensation.    We recorded total unearned stock-based compensation of $11.1 million during the twelve months ended March 3, 2001, related to stock option grants to employees based on the excess of the determined fair market value over the exercise price at the date of grant and for an individual who changed employment status from Cabletron to Riverstone, of which approximately $3.2 million and $1.4 million was expensed as stock-based compensation during fiscal year 2002 and 2001, respectively. This expense was classified as cost of revenues or operating expense depending upon the classification of the respective employees. We recorded approximately $27.8 million of stock-based compensation expense during the twelve months ended March 3, 2001, relating to stock option grants to employees of Cabletron and Enterasys of which $24.9 million related to the acceleration of vesting of these options during our third quarter of fiscal year 2001. We recorded approximately $129,000 and $2.1 million of compensation expense related to options granted to consultants during fiscal year 2002 and 2001, respectively. We also recorded $190,000 of stock-based compensation related to stock option grant modifications during fiscal year 2002.

Restructuring Charges.    On February 28, 2002, we announced a restructuring in an effort to better align our business operations with the current market as well as service provider and carrier industry conditions. The restructuring program included a worldwide workforce reduction, discontinuance of certain products and an asset write-off related to the workforce reduction and discontinued product line. The restructuring program resulted in the reduction of approximately 50 employees across all business functions. For the year ended March 2, 2002, we recorded charges of approximately $0.5 million, $0.9 million and $1.9 million relating to severance, discontinued product line and asset write-offs, respectively. We expect that the restructuring will result in an approximately $5.0 million reduction in annual salary and other payroll related expenses.

Loss on investments.    The Company has invested in equity and convertible debt of certain public and private companies. These investments have been made to establish relationships with companies in markets that the Company believes are consistent with its long-term strategic direction. During the fourth quarter of fiscal 2002, certain private companies in which we held investments were experiencing financial declines and were not likely to have sufficient cash flows to operate in the next twelve months. As a result, we determined that investments in these investees had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of our minority equity and convertible debt investments of $22.1 million.

Interest and other income, net.    Interest income is earned on funds we keep on deposit in interest bearing money market, short-term investment and long-term investment accounts. Riverstone had interest income of $10.6 million and $2.1 million in fiscal year 2002 and 2001, respectively. During 2000, we recorded no interest income as cash was managed centrally by Cabletron. Interest income increased significantly during fiscal years 2001 and 2002 due to higher cash balances resulting from the proceeds from our initial public offering on February 22, 2001, the sale of our common stock to Cabletron in July 2001 and the issuance of convertible notes in November 2001.

Interest expense.    Interest expense was $2.7 million, $4,000 and $27,000 in fiscal years 2002, 2001 and 2000, respectively. Interest expense in fiscal year 2002 consisted of accrued interest and amortization of debt issuance costs, both attributable to the issuance of the 3.75% convertible subordinated notes in November 2001, as well as interest on trade accounts receivable that were sold to an unrelated financial institution. Interest expense in fiscal years 2000 and 2001 is related to a note payable associated with a financing arrangement to provide equipment financing assumed as part of the Yago acquisition. Borrowings under this arrangement carried interest at an effective rate of 9% and were repaid fully during fiscal year 2001.

Income Taxes.    We recorded a $520,000 provision for income taxes in fiscal 2002 primarily due to state minimum taxes and foreign income taxes. Prior to our being spun-off from Cabletron on August 6, 2001, our operating results were included in Cabletron’s consolidated, combined or unitary federal, state and foreign income tax returns. Effective as of August 7, 2001, we will file our United States federal, state and foreign income tax returns on a separate basis. Our provision for income taxes has been determined on a separate company return method for fiscal 2000, 2001 and 2002. We have not recognized any deferred income tax benefit for net operating losses incurred in fiscal 2000, 2001 and 2002 because Cabletron utilized certain of our net operating losses incurred prior to the contribution of the Cabletron-owned assets relating to our business to us on August 28, 2000 and the balance of our net operating losses represent deferred tax assets we have inherited in the spin-off transaction for which we have recorded a full valuation allowance. Under a separate company return method and due to our history of operating losses, our management has concluded that, after considering all the available objective evidence, it is more likely than not that our deferred tax assets will be not be realized.

Effective as of June 3, 2000 and in anticipation of the August 28, 2000 contribution to Riverstone of the Cabletron-owned assets related to the Riverstone business, we entered into a tax sharing agreement with Cabletron. Pursuant to the terms of the agreement, Cabletron is required to reimburse us for any tax net operating losses attributable to us that are used by Cabletron, and we are required to reimburse Cabletron for any tax liabilities attributable to us that are paid by Cabletron. No amounts were paid to or received from Cabletron in fiscal year 2001 and 2002 in connection with the tax sharing agreement and there were no outstanding amounts due to or from Cabletron as of March 2, 2002.

We are in the process of establishing foreign subsidiaries in various foreign countries with different rates of tax to facilitate the expansion of our international business operations. As a result, we anticipate that our mix of domestic and foreign income before taxes in the various taxing jurisdictions may fluctuate between each quarter and this could cause our effective tax rate to fluctuate in fiscal 2003.

Liquidity and Capital Resources

Prior to our initial public offering, Cabletron administered our cash. We transferred cash receipts related to our business to Cabletron periodically, and Cabletron provided funds to cover our disbursements. We completed our initial public offering in February 2001 and realized net proceeds of $108.8 million. At completion of our initial public offering, we also received $46.6 million from the exercise of stock purchase rights by strategic investors. On July 24, 2001, we issued 7,117,757 shares of our common stock to Cabletron in exchange for approximately $122.2 million in cash and certain strategic investments with a historic cost of approximately $13.0 million. In November 2001 we completed an offering of 3.75% convertible subordinated notes and realized net proceeds of approximately $170.0 million.

The Company has a $15.0 million credit facility available under a revolving line of credit. This borrowing facility does not require compliance with any financial covenants and can be withdrawn by the financial institution at anytime. At March 2, 2002 there was no indebtedness outstanding under this credit facility.

At March 2, 2002, we had cash and cash equivalents of $123.1 million, marketable short-term investments of $160.8 million and marketable long-term investments of $161.9 million. Cash equivalents consisted of government and non-government debt securities and money market funds with original maturities of less than 90 days. Short-term and long-term investments were comprised of commercial paper, and government and non-government debt securities with original maturities greater than 90 days.

Despite our net loss of $30.1 million, net cash provided by operating activities was $2.8 million in fiscal year 2002 primarily due to non-cash charges such as amortization and depreciation, write-down of private equity securities and provisions for losses on accounts receivable. Our working capital needs consumed cash in 2002 as increases in accounts receivable and inventory were greater than increases in accounts payable and accrued expenses. Net cash used by operating activities was $22.8 million in fiscal year 2001 and $40.3 million in fiscal year 2000. Cash used by operating activities in these periods was primarily attributable to general operating expenses, increases in accounts receivable resulting primarily from the addition of new service provider customers, and increases in inventories and other working capital items.

Net cash used in investing activities was $378.5 million, $35.7 million and $4.1 million in fiscal years 2002, 2001 and 2000, respectively. In fiscal year 2002, net cash used in investing activities primarily consisted of $17.7 million of capital expenditures, purchases of $11.5 million of restricted investments and $49.2 million of strategic investments in private and public companies, and net purchases of marketable securities of $300.1 million. Investing activities consisted of $14.1 million of capital expenditures and $21.5 million in purchases of marketable securities in fiscal year 2001. Investing activities consisted of capital expenditures of $4.1 million in fiscal year 2000. Capital expenditures during all periods include production equipment, research and development equipment, computers, enterprise resource planning software applications and facility-related improvements.

Cash provided by financing activities was $330.7 million, $226.4 million and $44.4 million in fiscal years 2002, 2001 and 2000, respectively. In fiscal year 2002 cash provided by financing activities consisted primarily of net proceeds from the issuance of the convertible subordinated notes of approximately $170.0 million, and proceeds of option exercises and issuances of common stock of $159.4 million. In fiscal year 2001 cash provided by financing activities consisted primarily of net proceeds from our initial public offering of $108.7 million, $7.2 million from the issuance of stock purchase rights to the strategic investors and $46.6 million from exercise of the stock purchase rights. We also received net transfers from Cabletron under our cash administration arrangements with them of $64.0 million in 2001. In fiscal year 2000 the funds received from Cabletron were $44.5 million.

We currently have operating lease commitments of $16.9 million, convertible subordinated notes of $175.0 million due December 2006 and standby letters of credit relating to lease guarantees of $9.4 million. (See notes 5, 9 and 21 to the Consolidated Financial Statements for details of our restricted cash, future debt payment obligations and operating lease commitments.) Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business, resources we devote to developing our products and market acceptance of our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, and for other general corporate activities and infrastructure. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable short-and long-term investments together with our existing credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 12 months.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (SFAS 141 and SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investment no longer be amortized.

We will apply SFAS 142 beginning the first quarter of fiscal year 2003. Application of the non-amortization provisions of SFAS 142 is expected to result in us not recognizing amortization expense of approximately $1.6 million in 2003. We will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We will perform the transitional test within 6 months of March 2, 2002, in accordance with the provisions of SFAS 142. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. We have not yet determined what the effect of these tests will be on our earnings and financial position.

In June 2001, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisitions, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt SFAS 143 in fiscal 2003 and we do not believe that the adoption of SFAS 143 will have material effect on our financial position or results of operations.

In August 2001, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions for the disposal of a segment of business of APB Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We are required to adopt SFAS 144 in fiscal 2003 and we have not yet determined what effect, if any, the adoptions of SFAS 144 will have on our financial position or results of operations.

Risk Factors that May Affect Future Results and Market Price of Our Stock

Factors Related to Our Business

We have a general history of losses and cannot assure you that we will operate profitably in the future.

We have not yet achieved profitability on an annual basis, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. Portions of our financial data are based on Cabletron’s financial statements. We incurred net losses of $30.7 million, $65.8 million and $37.4 million during fiscal years 2002, 2001 and 2000, respectively. We anticipate incurring significant sales and marketing, product development and general and administrative expenses, requiring us to realize significantly higher revenue to achieve and sustain profitability.

Because the United States, Europe and Asia-Pacific are experiencing an economic slowdown, our ability to increase or sustain our revenues may be limited. The events on September 11 in New York, N.Y. and Washington, D.C. and other terrorist attacks, as well as concerns regarding any related conflicts or similar events worldwide, have increased the uncertainty in the U.S. These events have decreased our ability to project our revenue in future quarters and may decrease the amount of funds our customers commit to information technology infrastructure spending. Any reduction in or delay of capital spending by our customers due to the events of September 11 and recent economic, political and social turmoil will reduce our future revenue and profitability.

Our exclusive focus on sales to service provider customers subjects us to risks that may be greater than those for providers with a more diverse customer base.

Our customers consist of local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers and cable operators whose businesses depend on the continuing demand for differentiated services by their customers. If this demand does not continue or the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the demand for our products could decline. Our exposure to this risk is greater than it is for other vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by our competitors in their relationships with corporate and other customers, including:

•
any failure of a service provider’s service to its customers that it attributes to our products, whether or not our products actually failed, which could lead to substantial negative publicity and undermine our sales;

•
the low level of brand loyalty demonstrated by service providers, which may cause them to switch to another supplier that provides, or that they believe provides, superior performance or cost-effectiveness;

•	the introduction, or the planned introduction, of new products and product enhancements, which could cause service providers to cancel, reduce or delay existing orders; and

•
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

Our quarterly revenue and operating results may vary significantly in the future due to a number of factors, including:

•	fluctuations in demand for our products and services;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	the timing and amount of non-cash stock-based compensation charges;

•	our ability and our suppliers’ abilities to attain and maintain production volumes and quality levels for our products; and

•	write-downs resulting from other-than-temporary declines in value of our investments in equity and convertible debt investees.

Due to these factors, we believe that you should not rely on period-to-period comparisons of our operating results as an indicator of our future performance.

We generally do not have binding commitments from our customers and if significant customers cancel, reduce or delay a large purchase, our revenues may decline and the price of our stock may fall.

Historically, a limited number of customers have accounted for a significant portion of our revenues. For fiscal year 2000, British Telecom accounted for 15% of our net revenues, Earthlink accounted for 14% of our net revenues, Metricom accounted for 12% of our net revenues and Vitts Networks accounted for 11% of our net revenues. For fiscal year 2001, Telseon accounted for 11% of our net revenues. For fiscal year 2002 no individual customer accounted for 10% or more of our net revenues. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. Two of our former significant customers, Vitts Networks and Metricom, have filed for bankruptcy and ceased operations and Tellabs has terminated its agreement with us. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We generally do not have binding commitments from our customers. If any of our large customers cancels, reduces or delays purchases, our revenues and profitability would be harmed because of our dependence on large customers.

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

We may be unable to expand our sales and direct and indirect distribution channels, which may hinder our ability to target multiple levels of a prospective customer’s organization as well as our ability to increase sales and revenues.

Our products and services require a sophisticated sales and marketing effort targeted at several levels within a prospective customer’s organization. Unless we expand our sales force and maintain high levels of marketing activity, we will be unable to increase revenues. Although we plan to continue to hire additional sales personnel, competition for qualified sales personnel is intense, and we may be unable to hire the sales personnel we require.

Our sales and distribution strategy relies on value-added resellers, original equipment manufacturers, or OEMs, our direct and indirect international sales efforts and our ability to package our products into a complete network infrastructure solution by working with other technology vendors. If we are unable to establish new value-added reseller or OEM relationships, or if our OEMs and valued-added resellers are unsuccessful in distributing our products, our sales could suffer. Because we are not a vertically integrated network infrastructure provider, if we fail to maintain existing technology vendor relationships or to establish new ones, we will be unable to satisfy our customers’ need for complete, fully-integrated solutions and our business could suffer.

Certain of our customers rely on us to arrange financing for our products, which subjects us to credit and market risks.

Certain of our customers do not have or do not wish to commit the financial resources necessary to purchase our products without financing, and these customers expect us to arrange their financing. These financing arrangements can expose us to our customers’ credit risks and in the past we have experienced customer defaults. Due to recent public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their equity securities. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. At March 2, 2002 the Company’s guaranteed lease payments amounted to $9.4 million. In the past, we benefited from Cabletron’s resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we are a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues.

We purchase several key components for our products from single or limited sources and could lose sales if these sources fail to fulfill our needs.

We purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. We have worked with NEC, Agere and LSI Logic to develop several of our key proprietary application specific integrated circuits, or ASICs. These proprietary ASICs are very complex, and NEC, Agere and LSI Logic are our sole source suppliers for the specific types of ASICs that they supply to us. We do not have a long-term fixed price or minimum volume agreement with either of these suppliers. Should we encounter problems with NEC, Agere or LSI Logic, we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our routers.

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

We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Our existing and future contract manufacturer may not meet our future requirements. We have experienced a delay in product shipments from our contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a significant negative effect on our business, operating results and financial condition.

Substantially all of our revenues come from sales of our RS router family, making us dependent on widespread market acceptance of these products.

Substantially all of our revenues result from sales of our RS router family. Continuing market acceptance of our products is critical to our future success, and we are more dependent on the market acceptance of an individual product family than competitors with broader product offerings. Factors that may affect the market acceptance of our products include:

•	adoption of advanced routing and switching products and technologies;

•	the performance, price and total cost of ownership of our products;

•	the availability and price of competing products and technologies;

•	brand recognition of the Riverstone name; and

•	the success and development of our sales and marketing organizations and resellers.

If we fail to achieve and maintain market acceptance for our RS router family, our revenues may be harmed.

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

If we are unable to deliver the high level of customer service and support demanded by our customers, we may lose customers and our operating results will suffer.

Our customers demand a high level of customer service and support. Our customer service and support functions are provided by our internal product support groups. We have recently transitioned all of these functions from a combination of internal and external support to our internal customer service group, RTAC group, and field technical support group. If we are unable to manage these functions internally and satisfy our customers with a high level of service and support, any resulting customer dissatisfaction could impair our ability to retain customers and make future sales. We have also considered, and could consider in the future, using other third parties to provide certain customer support services. We may be unable to manage effectively those third parties who may provide support services for us and they may provide inadequate levels of customer support.

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

For the distribution of our stock by Cabletron (now known as Enterasys) to qualify as tax-free to Enterasys there must not be a change in ownership of 50% or greater in either the voting power or value of either our stock or Cabletron’s stock that is considered to be part of a plan or series of transactions related to the distribution. If there is a direct or indirect acquisition of our or Enterasys’ stock by one or more persons during the four-year period beginning two years before and ending two years after the distribution, it will be presumed to be part of a plan or series of related transactions related to Enterasys’ intended distribution of our stock. Unless this presumption is successfully rebutted, the distribution will be taxable to Enterasys.

We have entered into a tax sharing agreement with Enterasys and Aprisma. This agreement requires us to indemnify the other parties if the distribution by Cabletron of its Riverstone shares does not qualify as tax-free due to actions we take or that otherwise relate to us, including any change of ownership of us. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules, we might inadvertently cause a change of ownership to occur, triggering our obligation to indemnify Enterasys and the other parties to the tax sharing agreement. Our obligation to indemnify these parties if a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire us. The amount of any such indemnification would be substantial.

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

Intellectual property that relates to a family of ASICs used in both our RS router family and Enterasys’ Smart Switch Router product family is owned jointly by Enterasys and us. Enterasys is primarily a provider of local area network products for the enterprise market. There are no contractual provisions that prohibit Enterasys from developing products that are competitive with our products, including products based upon the jointly owned intellectual property. If Enterasys is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined company from developing products competitive with our products.

Our limited ability to protect our intellectual property may hinder our ability to compete.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure of confidential information to protect our intellectual property rights. We cannot assure you that any patents that we hold will protect our intellectual property or will not be challenged by third parties. Other parties may also independently develop similar or competing products that do not infringe upon our patents. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We continue to expand our international sales effort, and marketing and distributing our products outside of the United States may require increased expenses and greater exposure to risks that we may not be able to successfully address.

Our growth strategy depends in part on the expansion of our international sales and operations. International sales increased to 23% of our net revenues in fiscal 2000, 32% in fiscal 2001 and 52% in fiscal 2002. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas and tariffs, export controls and other trade barriers. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may determine to engage in hedging transactions to minimize the risk of fluctuations, and if we are not successful in managing hedging transactions, we could incur losses.

If we fail to address the strain on our resources caused by our growth or if we are unable to attract and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our management, operational and financial resources. From February 28, 1999 to March 2, 2002, the number of our employees increased from 163 to 525. Our management team has only been recently formed and has had limited experience managing rapidly growing companies. Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Romulus Pereira, our president and chief executive officer.

We believe our future success also depends on our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, customer support and manufacturing personnel. Competition for these personnel is intense, especially in the San Francisco bay area, and we have had difficulty hiring employees in the time frame we desire, particularly software and hardware engineers. We may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

In order to establish relationships with companies in markets consistent with our long-term strategic direction, we have invested in equity and convertible debt of private and public companies. As of March 2, 2002, the fair market value of these investments totaled approximately $40.1 million. During the fiscal year ended March 2, 2002, sales to these strategic investee companies represented 16.2% of net revenues, with sales to no one investee company exceeding 5.0% of net revenues. Additionally, sales to companies in which Cabletron held investments at the time of the sales represented 5.5% of net revenues.

We plan to continue to make strategic investments in the future. However, we may not realize in full the anticipated benefits of our current and future strategic investments. The companies in which we invest may not make, may reduce or may terminate product purchases from us. We may lose all or a portion of the amount invested. We assess the fair value of our strategic investments quarterly and may be required to record impairment charges against our strategic investments. During the fourth quarter of the fiscal year ended March 2, 2002, certain private companies in which we held investments were experiencing financial declines and were not likely to be able to raise capital to continue operations. As a result, we determined that investments in these investees had declined in fair market value on an other-than-temporary basis and accordingly recorded an impairment charge of $22.1 million against strategic investments. Factors we consider important that could trigger an impairment charge include the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. If we determine to reduce the carrying value of one of our investments, such a reduction could adversely affect our financial condition and results of operations.

Factors Related to Our Industry

Intense competition in the market for network equipment could prevent us from increasing revenues and sustaining profitability.

The market for network equipment is very competitive and has historically been dominated by Cisco Systems. Other principal competitors include established companies such as Extreme Networks, Inc., Foundry Networks, Inc., Juniper Networks, Inc., Nortel Networks Corporation and other smaller public and private companies. These competitors may have developed or could in the future develop new technologies that compete with our products or even make our products obsolete. Consolidation in our industry is occurring and is likely to continue. Future acquisitions by, and mergers among, our competitors and potential competitors could expand their product offerings and accelerate their development of new technologies, providing them with a competitive advantage.

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

Our industry has experienced rapid erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and increasing availability of relatively inexpensive standard microprocessors that can perform some of our products’ functionality. If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices will reduce our revenues and gross margins.

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenues or achieving profitability.

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we must continually introduce new products and product enhancements that meet these emerging standards. We have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability issues that arise from technological changes and evolving industry standards. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and NEBS. Internationally, products that we develop may be required to comply with standards or obtain certifications established by telecommunications authorities in various countries and with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving or maintaining profitability.

Factors Related to Our Separation from Cabletron

Our historical financial information may not be representative of our results as a separate company.

Our consolidated financial statements are based on the consolidated financial statements of Cabletron, using the historical results of operations and historical bases of the assets and liabilities of the Cabletron router and switch business contributed to us. The historical financial information we have included in this annual report on Form 10-K does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Cabletron did not account for us as a separate, stand-alone entity before June 3, 2000. Our costs and expenses include allocations from Cabletron for centralized corporate services and infrastructure costs, including:

•	customer service;

•	sales;

•	information technology;

•	distribution;

•	legal and accounting;

•	real estate; and

•	treasury.

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

Cabletron no longer provides us with administrative services, and we no longer use Cabletron’s operational and administrative infrastructure. Our ability to operate our business may suffer if we do not successfully replace this infrastructure and these services.

Under a services agreement, prior to its distribution of our common stock, we used Cabletron’s administrative infrastructure and Cabletron provided us centralized corporate functions, including legal, accounting, payroll and other services. If we are not successful in replacing the services and infrastructure systems previously provided by Cabletron, or if there is a failure or significant downtime in our systems, our business could be harmed. To successfully implement and operate our own systems, we must be able to attract and retain a significant number of highly skilled employees.

We cannot rely on Cabletron to fund our future capital requirements, and financing from other sources may not be available on favorable terms or at all.

In the past, our capital needs had been satisfied by Cabletron. However, following our separation, Cabletron is no longer a source of funds to finance our working capital or other cash requirements. Financing or financial support from other sources, if needed, may not be available on favorable terms or at all.

We believe our capital requirements will vary greatly from quarter to quarter. Capital expenditures, fluctuations in our operating results, financing activities, acquisitions, investments and inventory and receivables management may contribute to these fluctuations. We believe that the proceeds from our initial public offering, our sale of common stock to Cabletron in July 2001, our issuance of convertible subordinated notes in November 2001 and our future cash flow from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next twelve months. However, we may require or choose to obtain additional debt or equity financing to finance acquisitions or other investments in our business. Future equity financings may be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain debt financing with interest rates and other terms as favorable as those that Cabletron could obtain.

The plaintiffs in Cabletron’s outstanding class action suit might seek to add us to this litigation or seek payment of any related damages.

Since December 1997, Cabletron has been party to an outstanding class action suit alleging that during the period from March 3, 1997 through December 2, 1997, Cabletron released false and misleading information about its operations and that Cabletron’s accounting practices resulted in the disclosure of materially misleading financial results. The plaintiffs’ complaint does not specify the amount of damages, but if the plaintiffs prevail Enterasys (formerly Cabletron) could be required to pay substantial damages. The plaintiffs in this matter might seek to involve us in this litigation or, if they prevail in this litigation, might seek to recover damages from us, particularly if Enterasys has insufficient assets.

We face risks related to the pending formal SEC Investigation of Enterasys Network and certain of its affiliates.

On January 31, 2002, the Securities and Exchange Commission notified Enterasys that it had commenced an “Order of Investigation” into Enterasys’ and certain of its affiliates’ accounting practices. This SEC investigation may cover periods during which Riverstone was an affiliate of Enterasys. We have not been notified that we are part of the SEC investigation, nor have we received any inquiry with respect to the investigation. On August 6, 2001, when Cabletron distributed all of its shares of our common stock to its stockholders, we ceased to be a subsidiary of Cabletron and an affiliate of Enterasys. We have been operating with our management and board of directors since our IPO in February 2001. At this point we are unable to predict what, if any, impact the SEC inquiry into Enterasys’ prior accounting practices may have on us. We could be required to take actions not presently contemplated, which could be expensive, divert management’s attention from other business concerns and harm our business. In addition, the ongoing SEC inquiry into Enterasys may contribute to volatility in the price of our common stock.

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

In addition to our liability under the tax sharing agreement with Enterasys and Aprisma under United States Federal income tax laws, we would be jointly and severally liable for the Federal income taxes of Cabletron resulting from the distribution being taxable. This means that even if we do not have to indemnify Enterasys under the tax sharing agreement because we did not take any specific action to cause the distribution to fail as a tax-free event, we may still be liable for any part of, including the whole amount of, these liabilities and expenses if Enterasys fails to pay them.

Factors Related to Our Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for individual stockholders.

The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile, and we expect that it will continue to be volatile. This volatility could result in substantial losses to individual stockholders and holders of our convertible subordinated notes.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 26, 2001. Each right entitles the holder to purchase upon certain events one one-thousandth of a share of our Series A Preferred Stock for $115. Under certain circumstances, if a person or group acquire 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the exercise price, shares of our common stock, and in certain cases, shares of stock of a company into which we are merged, having a value of double the exercise price. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors regarding such acquisition.

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock (of which 200,000 shares have been designated as Series A Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents may have the effect of delaying or preventing changes in control or management of Riverstone.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

Riverstone’s investments are made in accordance with an investment policy approved by the Board of Directors. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of forms, including commercial paper, government and non-government debt securities and money market funds. Our portfolio has an average life of one year as of March 2, 2002. We generally place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer or fund. Based on our investment portfolio, an interest rate increase or decrease of 30 basis points (10% of our weighted-average interest rate as of March 2, 2002), would result in an increase or decrease of approximately $1.1 million, respectively, in the fair market value of the portfolio. However, these gains or losses would remain unrealized unless the investments were sold prior to maturity.

Our convertible subordinated notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to changes in market interest rates. However, the interest rate fluctuations impact the fair value of our convertible subordinated notes and expose us to a risk of economic loss. We have performed a sensitivity analysis as of March 2, 2002, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The analysis covers our fixed rate convertible subordinated notes and is based on our assumed overall maturity of five years for the long-term debt. The discount rate used was based on the market interest rate in effect at March 2, 2002. The sensitivity analysis indicated that a hypothetical 10% adverse movement in the interest rate would result in a loss in the fair values of our convertible subordinated debt of approximately $2.9 million at March 2, 2002.

Strategic Investments Risk

We have invested in the equity and debt of certain public and private companies to establish relationships with companies in markets that we believe are consistent with our long-term strategic direction. The debt is generally convertible into equity securities of the companies in a relatively short period of time from the investment. These investments are accounted for using the cost method and are classified in long-term investments and other long-term assets. For these investments, at the end of each reporting period we review historical and projected financial performance, expected cash needs, and recent funding events in assessing carrying values. These investments are inherently risky as our ability to recover our investment in these companies is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. All of these factors are difficult to predict, particularly in the current economic environment. We could lose our entire investment in these companies. To date, we have recognized $22.1 million related to the impairment of these investments.

Foreign Currency Risk Management

The Company transacts business in various non-U.S. currencies, primarily the British Pound, the Euro and the Japanese Yen. The Company has established revenue, expense, and balance sheet risk management programs designed to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates. The Company uses currency forward contracts in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. Based upon our currency sensitivity analysis as of March 2, 2002, a hypothetical 10% increase or decrease in the exchange rates of the British Pound, the Euro and the Japanese Yen would increase or decrease our earnings by approximately $360,000, respectively.

Currency forward contracts that are used to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The maturities of these instruments are generally less than 3 months. The Company had forward contracts to buy and sell foreign currencies with a U.S. dollar equivalent of $13.8 million at March 2, 2002. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other income, net during the period of change.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other income, net.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the forward value of the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other income, net. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

During 2002, the portion of hedging instruments’ net losses excluded from the assessment of effectiveness and the ineffective portions of hedges had a $34,000 impact on earnings for either cash flow or fair value hedges. No cash flow hedges were discontinued as a result of forecasted transactions that did not occur.

The net realized and unrealized gain from accounts receivable hedges included in other income and other comprehensive income at March 2, 2002 was $438,000 and zero respectively, before tax. The realized and unrealized amounts will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. As of March 2, 2002, the Company had future contracts with a cost basis of $13.8 million and an estimated fair value of $13.8 million.

Sales of Accounts Receivables

Beginning in fiscal 2002, the Company sold trade accounts receivables to an unrelated finance entity, with limited recourse. The Company accounts for the transfer of accounts receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” According to the accounts receivable sale agreements, the Company maintains the servicing of these receivables. In fiscal year 2002, the Company sold approximately $22.6 million in receivables. The net cash flow from the sale of receivables in any given period represents the discount on sales and is recorded as interest expense. The discount was approximately $1.4 million in fiscal 2002. At March 2, 2002, $11.5 million in sold trade accounts receivable remained outstanding. In conjunction with the accounts receivable sale agreements, the Company provides deposits to the finance entity. At March 2, 2002, the Company had a deposit of $1.9 million with the finance entity.

ITEM 8.    Consolidated Financial Statements and Supplementary Data

RIVERSTONE NETWORKS, INC.

RIVERSTONE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 2, 2002	March 3, 2001
Assets
Current Assets:
Cash and cash equivalents	$123,095	$136,765
Cash due from parent	—	31,184
Short-term investments	160,779	21,540
Accounts receivable, net of allowance for doubtful accounts ($7,102 and $3,371 at March 2, 2002 and March 3, 2001, respectively)	42,535	29,891
Accounts receivable from related parties	—	1,241
Inventories	20,155	11,169
Due from employees and officers	636	374
Prepaid expenses and other current assets	12,537	9,384

Total current assets	359,737	241,548

Due from employees and officers, long-term	—	600
Property and equipment, net	22,508	14,020
Intangible and other long-term assets, net	42,281	7,875
Long-term investments	187,095	—

Total assets	$611,621	$264,043

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,873	$19,931
Accounts payable, related parties	—	4,583
Deferred revenue	9,012	10,550
Accrued compensation	9,166	4,071
Other accrued liabilities	8,475	6,126

Total current liabilities	61,526	45,261
Convertible subordinated notes	175,000	—

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value per share, 2,000,000 shares authorized, none issued and outstanding at March 2, 2002 and March 3, 2001	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 122,350,800 and 107,490,205 shares issued and outstanding at March 2, 2002 and March 3, 2001, respectively	1,224	1,075
Additional paid in capital	451,645	269,200
Accumulated deficit	(72,175)	(41,488)
Unearned stock-based compensation	(6,543)	(9,708)
Accumulated other comprehensive income (loss)	944	(297)

Total stockholders’ equity	375,095	218,782

Total liabilities and stockholders’ equity	$611,621	$264,043

See accompanying notes to the consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended
	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000
Net revenues	$210,758	$98,258	$23,076
Cost of revenues	89,631	43,271	11,976
Stock-based compensation	527	197	—

Total cost of revenues	90,158	43,468	11,976

Gross profit	120,600	54,790	11,100
Operating expenses:
Research and development (excludes stock-based compensation of $1,370 and $1,081 for the years ended March 2, 2002 and March 3, 2001, respectively)	50,356	41,959	30,691
Sales and marketing (excludes stock-based compensation of $667 and $1,392 for the years ended March 2, 2002 and March 3, 2001, respectively)	55,284	35,578	9,279
General and administrative (excludes stock-based compensation of $920 and $28,653 for the years ended March 2, 2002 and March 3, 2001, respectively)	24,472	14,042	8,534
Stock-based compensation	2,957	31,126	—
Restructuring charges	3,269	—	—

Total operating expenses	136,338	122,705	48,504

Operating loss	(15,738)	(67,915)	(37,404)
Interest and other income, net	10,353	2,143	—
Interest expense	(2,652)	(4)	(27)
Loss on investments	(22,130)	—	—

Loss before income taxes	(30,167)	(65,776)	(37,431)
Income taxes	520	—	—

Net loss	$(30,687)	$(65,776)	$(37,431)

Net loss per share:
Basic and diluted	$(0.27)	$(13.96)	$(374,310)

Weighted average number of shares outstanding:
Basic and diluted	114,383,815	4,711,995	100

Pro forma net loss per share (unaudited):
Basic and diluted	$—	$(0.71)	$(0.41)

Pro forma weighted average number of shares outstanding (unaudited):
Basic and diluted	—	92,763,390	92,088,235

See accompanying notes to the consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000
Cash flows from operating activities:
Net loss	$(30,687)	$(65,776)	$(37,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,445	5,961	2,940
Amortization of intangibles	1,801	1,679	2,035
Provision for losses on accounts receivable	8,613	1,808	1,642
Stock-based compensation	3,484	31,323	—
Loss on investments	22,130	—	—
Non-cash restructuring costs	2,812	—	—
Other non cash items	(2,500)	—	—
Changes in assets and liabilities:
Accounts receivable	(20,957)	(23,985)	(10,570)
Inventories	(7,701)	(5,531)	(3,947)
Prepaid expenses and other assets	(2,174)	(7,375)	274
Accrued expenses and accounts payable	19,578	31,018	2,384
Long-term assets	(1,753)	—	—
Deferred revenue	734	8,121	2,349

Net cash provided (used) by operating activities	2,825	(22,757)	(40,324)

Cash flows from investing activities:
Capital expenditures	(17,736)	(14,148)	(4,071)
Maturities of available-for-sale investments	358,015	—	—
Purchases of available-for-sale investments	(658,135)	(21,540)	—
Purchases of other long-term investments	(60,686)	—	—

Net cash (used) in investing activities	(378,542)	(35,688)	(4,071)

Cash flows from financing activities:
Principal payments on note payable	—	(98)	(123)
Net transfers from Cabletron	1,299	63,983	44,518
Proceeds from issuance of stock purchase rights	—	7,168	—
Proceeds from issuance of common stock	159,336	155,341	—
Proceeds from issuance of convertible subordinated notes, net	170,024	—	—

Net cash provided by financing activities	330,659	226,394	44,395
Effect of the foreign exchange rate changes on cash	204	—	—

Net increase (decrease) in cash and cash equivalents	(44,854)	167,949	—
Cash and cash equivalents, at beginning of period	167,949	—	—

Cash and cash equivalents, at end of period	$123,095	$167,949	$—

Other cash flow information:
Cash paid for interest	$330	$4	$24

Cash paid for taxes	$174	$—	$—

Non-cash investing and financing activities:
Stock-based compensation	$319	$—	$—

Amortization of unearned stock-based compensation	$—	$11,099	$—

See accompanying notes to the consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Series A Convertible Preferred Stock (Shares)	Series A Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid in Capital	Accumulated Deficit	Cabletron Systems Equity	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances, February 28, 1999	—	$—	—	$—	$—	$(227,001)	$249,920	$—	$—	$22,919

Components of comprehensive loss:
Net loss	—	—	—	—	—	(37,431)	—	—	—	(37,431)
Accumulated translation adjustments	—	—	—	—	—	—	—	—	(12)	(12)

Total comprehensive loss	—	—	—	—	—	(37,431)	—	—	(12)	(37,443)
Net transfers from Cabletron	—	—	—	—	—	—	41,552	—	—	41,552

Balances, February 29, 2000	—	—	—	—	—	(264,432)	291,472	—	(12)	27,028

Components of comprehensive loss:
Net loss	—	—	—	—	—	(65,776)	—	—	—	(65,776)
Accumulated translation adjustments	—	—	—	—	—	—	—	—	(285)	(285)

Total comprehensive loss	—	—	—	—	—	(65,776)	—	—	(285)	(66,061)
Issuance of stock purchase rights to strategic investors	—	—	—	—	7,168	—	—	—	—	7,168
Issuance of common stock initial public offering, net	—	—	10,000	100	108,664	—	—	—	—	108,764
Exercise of stock purchase rights	—	—	5,402	54	46,523	—	—	—	—	46,577
Unearned stock-based compensation related to stock option grants	—	—	—	—	11,099	—	—	(11,099)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	1,391	—	1,391
Compensation for stock option grants to non-employees	—	—	—	—	27,798	—	—	—	—	27,798
Compensation for stock option grants to consultants	—	—	—	—	2,134	—	—	—	—	2,134
Net transfers from Cabletron	—	—	—	—	—	—	63,983	—	—	63,983
Transfer to preferred stock and additional paid in capital	92,088	921	—	—	65,814	288,720	(355,455)	—	—	—
Conversion of preferred stock to common stock	(92,088)	(921)	92,088	921	—	—	—	—	—	—

Balances, March 3, 2001	—	—	107,490	1,075	269,200	(41,488)	—	(9,708)	(297)	218,782

Components of comprehensive loss:
Net loss	—	—	—	—	—	(30,687)	—	—	—	(30,687)
Accumulated translation adjustments	—	—	—	—	—	—	—	—	191	191
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	1,050	1,050

Total comprehensive loss	—	—	—	—	—	(30,687)	—	—	1,241	(29,446)
Issuance of common stock to Cabletron, net	—	—	7,118	71	135,166	—	—	—	—	135,237
Issuance of common stock, net	—	—	7,743	78	37,219	—	—	—	—	37,297
Stock-based compensation	—	—	—	—	319	—	—	—	—	319
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	3,165	—	3,165
Net transfers from Cabletron	—	—	—	—	9,741	—	—	—	—	9,741

Balances, March 2, 2002	—	$—	122,351	$1,224	$451,645	$(72,175)	$—	$(6,543)	$944	$375,095

See accompanying notes to the consolidated financial statements

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1)    Business Operations

The Company designs and manufactures routers that enable service providers to convert network bandwidth into differentiated services for their customers. The Company was created by the combination of two businesses previously acquired by Cabletron: Zeitnet Inc. (“Zeitnet”), which Cabletron acquired in 1996 and Yago Systems Inc. (“Yago”), which Cabletron acquired in 1998.

On February 10, 2000, Cabletron Systems, Inc. (“Cabletron”) announced its plan to create an independent publicly-traded company, Riverstone Networks, Inc. (“Riverstone” or the “Company”), comprised of Cabletron’s Internet infrastructure solutions business for Internet service providers and other service providers. After completion of Riverstone’s initial public offering on February 22, 2001, Cabletron owned 92,088,235 shares of common stock, representing approximately 86% of Riverstone’s outstanding common stock. On July 24, 2001, Riverstone issued 7,117,757 shares of common stock to Cabletron in exchange for approximately $122.2 million in cash and certain strategic investments, with a historic cost of approximately $13.0 million. On August 6, 2001, (the “Distribution Date”), Cabletron distributed all of its shares of Riverstone’s common stock to its stockholders and Riverstone ceased to be a subsidiary of Cabletron. In connection with Cabletron’s distribution of the Company’s common stock to its stockholders, Riverstone was required to issue warrants to certain of Cabletron’s investors to purchase 230,364 shares of its common stock. Additionally, Riverstone was obligated to grant supplemental options under its 2000 Equity Incentive Plan to acquire 3,146,272 shares of its common stock to those persons who held compensatory Cabletron stock options.

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

On June 3, 2000, Cabletron, Riverstone and certain related parties entered into a Transformation Agreement, and Cabletron and Riverstone entered into a Contribution Agreement. In accordance with the Transformation Agreement, Cabletron transferred to Riverstone the Cabletron-owned assets and liabilities which related to the Riverstone business on August 28, 2000 (the “Contribution Date”). Zeitnet was also contributed to and then merged into Riverstone. These accompanying financial statements reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Contribution Date.

Note (2)    Summary of Significant Accounting Policies

(a)  Principles of Consolidation and Basis of Presentation

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Riverstone business during each respective period. Through the Distribution Date, the consolidated financial statements have been prepared using Cabletron’s historical basis in the assets and liabilities and the historical results of operations of Riverstone. Changes in Cabletron Systems equity represent Cabletron’s transfer of its net investment in Riverstone, after giving effect to the net loss of Riverstone plus net cash transfers and other transfers to and from Riverstone.

Through the Distribution Date, the consolidated financial statements include allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company’s and Cabletron’s management believe to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial position or results of operations that would have occurred if the Company were a stand-alone entity on the dates indicated. See note 18 for detailed explanations regarding transactions with related parties.

The accompanying consolidated financial statements include the accounts of Riverstone Networks, Inc. and its majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

(b)  Fiscal Year-End

Prior to March 1, 2000, the Company’s fiscal year ended on the last calendar day of February. Effective March 1, 2000 the Company changed its year end to a 52-53 week fiscal year ending on the Saturday closest to the last calendar day in February. This change has not had a significant effect on consolidated financial results.

(c)  Cash and Cash Equivalents and Investments

Riverstone considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds, commercial paper and government securities.

Prior to the Distribution Date, Cabletron managed the Company’s operating cash and cash equivalents on a centralized basis. Cash receipts associated with Riverstone’s business were recorded by Cabletron on Riverstone’s behalf and Cabletron funded Riverstone’s disbursements. The cash managed by Cabletron at March 3, 2001 is recorded in cash due from parent on the consolidated balance sheet.

At March 2, 2002 and March 3, 2001 all marketable debt and equity securities were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The loss on securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The Company’s strategic investments in private and public debt and equity securities are accounted for using the cost method as Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. The Company reviews the carrying value of these investments at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

(d)  Inventories

Inventories are stated at the lower of cost or market. Costs are determined at standard cost, which approximates the first-in, first-out (FIFO) method. The Company regularly monitors inventory quantities on hand and records a write-down for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Revenue Recognition

The Company generally recognizes revenue upon shipment of products provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is recognized when these uncertainties are resolved. Revenues from service and maintenance contracts are deferred and recognized ratably over the period the services are performed, typically twelve months or less. When the Company makes sales to international network integrators and value-added resellers, in some cases they are given privileges to return a portion of inventory up to a maximum amount with placement of new orders for an equivalent amount of product. We accrue estimated sales returns and allowances at the time of shipment based on contractual rights and historical experience.

The Company enters into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to the Company. In certain transactions during fiscal year 2002, the Company guaranteed a portion of the customer’s lease payments to be made to the lessor. The Company records these transactions consistent with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), and related interpretations. Substantially all of the Company’s customer leasing transactions involve capital leases. When the Company provides a financing guarantee, it records revenue at the time of shipment, subject to a sales reserve. The Company bases the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience. Accordingly, the Company has deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users. As of March 2, 2002 and March 3, 2001, the Company had guaranteed payments associated with lease transactions of approximately $9.4 million and $10.1 million, respectively.

(f)  Warranty Costs

Riverstone accrued estimated costs for warranty obligations as revenue is recognized based on its best estimate of future warranty costs for delivered product. The Company estimates the costs to service its warranty obligations based on historical experience and expectation of future costs. The Company’s warranty period typically extends 12 months from the date of shipment.

(g)  Shipping Costs

Shipping costs are charged to cost of revenues as incurred.

(h)  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years.

(i)  Goodwill and Other Acquisition Related Intangibles

Goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, is recorded at cost less accumulated amortization. Purchased in-process research and development without alternative future use is expensed when acquired. Through March 2, 2002, amortization of goodwill was provided on a straight-line method over the estimated useful life of the assets, which ranged from 5 to 10 years. See below regarding accounting for goodwill beginning March 2, 2002.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)  Valuation of Long-lived Assets, Certain Identifiable Intangibles and Goodwill

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Riverstone periodically evaluates the carrying value of long-lived assets, certain identifiable intangibles and goodwill for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

(k)  Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $3.6 million and $2.0 million for the fiscal years ending March 2, 2002 and March 3, 2001, respectively. During fiscal year 2000 advertising expenses were part of the allocated costs from Cabletron.

(l)  Stock-Based Compensation Plans

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Accordingly, no accounting recognition is given to stock options granted to employees of the Company at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Expense associated with stock-based compensation under APB 25 is being amortized on a straight-line basis over the vesting period of four years. The pro forma impact on earnings has been disclosed in the notes to the Consolidated Financial Statements as required by SFAS 123. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”).

(m)  Income Taxes

Prior to being spun-off from Cabletron on August 6, 2001, the Company’s operating results were included in Cabletron’s consolidated, combined or unitary federal, state and foreign income tax returns. Effective as of August 7, 2001, the Company will file its United States federal, state and foreign income tax returns on a separate basis. The provision for income taxes has been determined on a separate company return method for fiscal 2000, 2001 and 2002. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in accordance with Accounting Principles Board Opinion No. 109.

(n)  Historical Net Loss Per Share

Basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period. For the fiscal years ended March 2, 2002, March 3, 2001, and February 29, 2000, the weighted-average number of shares of common stock used for the calculation of net loss per share was 114,383,815, 4,711,995, and 100, respectively. Common stock equivalents of 36,157,008 at a weighted-average price of $5.19 and 21,510,172 at a weighted-average price of $3.50 were excluded from the calculation of diluted net loss per share for the fiscal years ended March 2, 2002 and March 3, 2001, respectively, because their effect would have been anti-dilutive. For the fiscal year ended March 2, 2002, an additional

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9,636,567 shares from the assumed conversion of the convertible subordinated notes were excluded from the computation of diluted net loss per share because their effect on earnings per share was also anti-dilutive. There were no common stock equivalents outstanding at February 29, 2000.

(o)  Unaudited Pro Forma Basic and Diluted Net Loss Per Share

As described in note 18, the Series A Convertible Preferred Stock automatically converted into common stock at the 1:1 conversion rate upon the closing of the initial public offering of the Company. The unaudited pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the years ended February 29, 2000 and March 3, 2001 reflects the impact on unaudited pro forma basic and diluted net loss per share of such conversion as of the beginning of each period using the if-converted method.

The reconciliation of the numerators and denominators of the unaudited pro forma basic and diluted loss per share computation for the Company’s reported net loss is as follows (in thousands, except for per share amounts):

Pro Forma Basic and Diluted Loss Per Share

	Year Ended
	Mar 3, 2001	Feb 29, 2000
Numerator:
Net loss	$(65,776)	$(37,431)

Denominator
Common stock	675,255	100
Assumed conversion of preferred stock	92,088,135	92,088,135

Weighted average number of diluted shares outstanding	92,763,390	92,088,235

Pro forma basic and diluted loss per share	$(0.71)	$(0.41)

(p)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences may be material to the financial statements.

(q)  Foreign Currency Translation and Transaction Gains and Losses

The Company’s international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries that use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the reporting period. Resulting translation adjustments are reported in the accumulated other comprehensive income, a component of stockholders’ equity. Where the U.S. dollar is the functional currency, amounts are recorded at the exchange rates in effect at the time of the transaction, and any resulting translation adjustments are recorded in the consolidated statements of operations.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r)  Research and Development

Research and development costs are generally charged to operations when incurred. Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs are capitalized. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

(s)  Derivative Instruments

Riverstone adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) for the year ending March 2, 2002. We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional transactions denominated in Japanese Yen, the Euro, and the British pound. The foreign exchange forward contracts we enter into have original maturities less than 3 months. We do not enter into foreign exchange forward contracts for trading purposes. We did not hold any forward contracts upon adoption of FAS 133 and recorded no transition adjustments.

(t)  Transfer of Assets

From time to time, Riverstone transfers specifically identified accounts receivable balances from customers to financing institutions, on a limited recourse basis. Riverstone records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

(u)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (SFAS 141 and SFAS 142) SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investment no longer be amortized.

We will apply SFAS 142 beginning the first quarter of fiscal year 2003. Application of the non-amortization provisions of SFAS 142 is expected to result in us not recognizing amortization expense of approximately $1.6 million in fiscal year 2003. We will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We will perform the transitional test within six months of March 2, 2002, in accordance with the provisions of SFAS 142. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2003. We have not yet determined what the effect of these tests will be on our earnings and financial position.

In June 2001, the FASB SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisitions, construction, development and (or) the normal operation of a long-lived asset, except

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for certain obligations of lessees. We are required to adopt SFAS 143 in fiscal 2003 and we do not believe that the adoption of SFAS 143 will have material effect on our financial position or results of operations.

In August 2001, the FASB SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions for the disposal of a segment of business of APB Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We are required to adopt SFAS 144 in fiscal 2003 and we have not yet determined what effect, if any, the adoption of SFAS 144 will have on our financial position or results of operations.

Note (3)    Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, investments in marketable securities and accounts receivable approximates fair market value due to the relatively short period of time to maturity. The carrying amounts and fair value of the Company’s convertible subordinated notes were $175.0 million and $113.8 million, respectively, at March 2, 2002. The fair value of the convertible subordinated notes is based upon quoted market rates.

Cash equivalents, short-term and long-term investments consisted of the following at March 2, 2002 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds	$65,993	$—	$—	$65,993
Government securities	190,708	513	(100)	191,121
Auction rate securities	31,524	—	—	31,524
Commercial paper	5,985	—	(4)	5,981
Corporate notes	68,418	617	(26)	69,009
Medium term notes	16,141	61	(10)	16,192
Foreign debt securities	22,390	60	(61)	22,389

	$401,159	1,251	(201)	$402,209

Included in cash and cash equivalents	79,523	4	(16)	79,511
Included in short-term investments	160,227	642	(90)	160,779
Included in long-term investments	161,409	605	(95)	161,919

	$401,159	1,251	(201)	$402,209

Due within one year	239,750	646	(106)	240,290
Due between one and two years	87,669	379	(69)	87,979
Due between two years and three years	73,740	226	(26)	73,940

	$401,159	1,251	(201)	$402,209

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 3, 2001, the fair value of the Company’s cash equivalents and short-term investments approximated cost. Accordingly, the difference between the cash equivalents and short-term investment portfolio’s fair value and its cost has not been presented as a separate component of stockholders’ equity. Cash equivalents and short-term investments consisted of the following at March 3, 2001 (in thousands):

Money market funds	$77,369
Commercial paper	25,904
Government securities	9,376
Corporate notes	1,415

$114,064

Included in cash and cash equivalents	$92,524
Included in short-term investments	21,540

$114,064

Note (4)    Strategic Investments

As part of the Company’s long-term strategy, the Company has made investments in equity and debt of public and non-public companies. The investees are generally companies in the telecommunications industry that have received and are expected to continue to receive funding from top tier venture capital firms, have passed a credit review consistent with other Company customers and have a sound business model and experienced management team. Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. Accordingly, these investments are accounted for using the cost method. The Company uses independent valuation or recent third party investments of cash for equity to support the initial carrying value of the investments. The Company has recognized revenue on sales of products and services to some of these investees at fair value of the products sold and services rendered. For fiscal year ended March 2, 2002, the Company had sales of $31.4 million to 11 customers in which Riverstone held investments at the time of the sale. The Company had sales of $2.8 million to two customers in which Riverstone made investments subsequent to the sales. Additionally, Riverstone has recorded revenue from companies in which Cabletron held investments at the time of the sale (see Note (16) Transactions with Cabletron and Related Parties). Accounts receivable from the investees totaled $5.5 million at March 2, 2002. During fiscal 2002, Riverstone recorded impairment write-downs of these investments totaling $22.1 million and recorded a provision for bad debt of $1.7 million. Riverstone made no strategic investments in prior years. The equity investments are included in long-term investments and the convertible debt securities are included in other long-term assets on the balance sheet. As of March 2, 2002, $25.2 million of these investments was included in long-term investments and $14.9 million was included in other long-term assets.

Note (5)    Inventories

Inventories consist of the following at March 2, 2002 and March 1, 2001 (in thousands):

	March 2, 2002	March 3, 2001
Raw materials	$1,918	$2,473
Finished goods	6,800	3,557
Consignment	11,437	5,139

Total inventories	$20,155	$11,169

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (6)    Property and Equipment

Property and equipment consist of the following at March 2, 2002 and March 3, 2001 (in thousands):

	March 2, 2002	March 3, 2001
Equipment	$22,913	$18,790
Software	16,334	7,610
Furniture, fixtures and leasehold improvements	4,826	1,256

	$44,073	$27,656
Less accumulated depreciation and amortization	(21,565)	(13,636)

	$22,508	$14,020

Note (7)    Intangibles and Other Long-term Assets

Intangible and other long-term assets consist of the following at March 2, 2002 and March 3, 2001 (in thousands):

	March 2, 2002	March 3, 2001
Goodwill	$13,568	$13,568
Other intangible assets	2,500	—

	16,068	13,568
Less accumulated amortization	(7,494)	(5,693)

Total intangible assets	8,574	7,875
Investment in debt securities	14,867	—
Restricted cash	11,513	—
Other	7,327	—

Total intangibles and other long-term assets	$42,281	$7,875

During fiscal year 2002, Riverstone restricted $11.5 million of its investment securities. Approximately $9.4 million of these investments have been placed as collateral for standby letters of credit for specified obligations of Riverstone as a lease guarantor for two of its customers. These investments are restricted as to the terms of withdrawal and are managed by a financial institution.

Note (8)    Restructuring Charges

On February 28, 2002, the Company announced a restructuring in an effort to better align the Company’s business operations with the current market as well as service provider and carrier industry conditions. The restructuring program included a worldwide workforce reduction, discontinuance of a certain product line and an asset write-off related to the workforce reduction and discontinued product line. The restructuring program resulted in the reduction of approximately 50 employees across all business functions. For the year ended March 2, 2002, we recorded charges of approximately $0.5 million, $0.9 million and $1.9 million relating to severance, discontinued product line and asset write-off, respectively.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring charges is outlined as follows (in thousands):

	Total Charge	Non-Cash Charge	Liabilities
Workforce reduction	$457	$—	$457
Discontinued product line	905	905	—
Impairment of property and equipment	1,907	1,907	—

Total	$3,269	$2,812	$457

Note (9)    Borrowing Arrangements

In November 2001 the Company issued to qualified institutional buyers $175 million aggregate principal amount of 3.75% convertible subordinated notes due December 1, 2006 (the “Notes”). The Notes are subordinated to any future senior indebtedness and other liabilities of the Company. The Notes are convertible, at the option of the holders, into common shares at a conversion rate of 55.0661 shares per one thousand dollars principal amount of Notes at any time before the maturity date, subject to adjustment in certain events. In lieu of issuing common shares, the Company may choose to make cash payment equal to 105% of the value of the common shares issuable upon conversion. The Notes are redeemable at the Company’s option, in whole or in part, on or after December 3, 2004, at a redemption price of 100% plus accrued and unpaid interest. Each holder of the Notes has the right to cause the Company to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon the occurrence of certain events, including but not limited to, liquidation, consolidation, merger or capitalization. Interest on the Notes is paid semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2002. The debt issuance costs of approximately $5.0 million are included in other long-term assets and are amortized using the straight-line method.

The Company has a $15.0 million credit facility available under a revolving line of credit. This borrowing facility does not require compliance with any financial covenants and can be withdrawn by the financial institution at any time. At March 2, 2002 there was no indebtedness outstanding under this credit facility.

Note (10)    Income Taxes

The provision for income taxes consisted of the following (in thousands):

	March 2, 2002	March 3, 2001	February 29, 2000
Current tax expense
Federal	$—	$—	$—
State	173	—	—
Foreign	347	—	—

	520	—	—
Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Provision for income taxes	$520	$—	$—

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes consisted of the following (in thousands):

	March 2, 2002	March 3, 2001	February 29, 2000
Domestic	$(31,196)	$(65,776)	$(37,431)
Foreign	1,029	—	—

	$(30,167)	$(65,776)	$(37,431)

A reconciliation of the income tax expense (benefit) at the federal statutory income tax rate to the income tax provision (benefit) at the effective tax rate is as follows:

	March 2, 2002	March 3, 2001	February 29, 2000
Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
Nondeductible goodwill and intangibles	1.9	0.8	2.0
Stock based compensation	4.0	15.5	0.0
Unbenefitted losses	30.2	21.7	34.1
State income tax	0.6	0.0	0.0
Other	0.0	(3.0)	(1.1)

	1.7%	0.0%	0.0%

Prior to being spun off from Cabletron on August 6, 2001, the Company’s operating results were included in Cabletron’s consolidated, combined or unitary federal, state and foreign income tax returns. Effective as of August 7, 2001, the Company will file its United States federal, state and foreign income tax returns on a separate basis. The provision for income taxes has been determined on a separate company return method for fiscal 2002, 2001 and 2000. The Company has not recognized a deferred income tax benefit for net operating losses incurred in fiscal 2002, 2001 and 2000. Cabletron utilized certain of the Company’s losses incurred prior to the contribution by Cabletron of assets related to the Company’s business on August 28, 2000. The remaining losses represent deferred tax assets inherited by the Company as a result of the spin-off transaction for which a full valuation allowance has been recorded. Under the separate company return method and due to the Company’s history of operating losses, management has concluded that, after considering all the available objective evidence, it is more likely than not that the deferred tax assets will not be realized.

Effective as of June 3, 2000 and in anticipation of the August 28, 2000 contribution to Riverstone of the Cabletron-owned assets related to the Riverstone business, the Company entered into a tax sharing agreement with Cabletron. Pursuant to the terms of the agreement and subsequent to the August 28, 2000 asset contribution date, Cabletron is required to reimburse the Company for any tax net operating losses or tax credits attributable to the Company that are used by Cabletron, and the Company is required to reimburse Cabletron for any tax liabilities attributable to the Company that are paid by Cabletron. No amounts were paid to or received from Cabletron in fiscal year 2001 and 2002 in connection with the tax sharing agreement and there were no outstanding amounts due to or from Cabletron as of March 2, 2002.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of federal deferred tax assets (liabilities) are comprised of the following (in thousands):

	March 2, 2002	March 3, 2001	February 29, 2000
Deferred tax assets:
Accounts receivable	$6,428	$1,800	$832
Accruals and other reserves	6,815	3,581	1,855
Loss and tax credit carryforwards	35,362	24,815	458
Depreciation and amortization	446	247	162
Stock based compensation	864	864	—
Capitalized R&D	519	519	1,086

Total gross deferred tax assets	50,434	31,826	4,393
Less valuation allowance	(50,434)	(31,826)	(4,393)

Net deferred tax assets	$—	$—	$—

The valuation allowance for deferred tax assets increased by $18.6 million and $27.4 million and decreased by $6.7 million for the fiscal years ended March 2, 2002, March 3, 2001 and February 29, 2000, respectively.

As of March 2, 2002, certain of the Company’s foreign subsidiaries had undistributed foreign earnings of $1.0 million in the aggregate that are considered permanently reinvested offshore. No U.S. domestic income taxes would have to be provided if such earnings were repatriated to the U.S. due to the Company’s tax net operating loss carryovers.

As of March 2, 2002, the Company has $75.3 million of net operating loss carryforwards, that will expire in fiscal years 2009 through 2021, of which $17.0 million represents deductions from exercises of stock options and $12.3 million are limited pursuant to Internal Revenue Code Section 382. As of March 2, 2002, the Company has $5.4 million of tax credit carryforwards that will expire in fiscal years 2009 through 2021, of which $0.5 million are related to acquired subsidiaries and are limited pursuant to Internal Revenue Code Sections 382 and 383. Internal Revenue Code Sections 382 and 383 impose an annual limitation on the utilization of net operating loss carryforwards and tax credit carryforwards following ownership changes. An ownership change is generally defined as a change in more than 50 percent of the ownership of the company. The tax benefits relating to the exercise of incentive stock options by Riverstone employees will result in a benefit to additional paid in capital and a reduction to the valuation allowance when realized. The tax benefits related to the tax credits from acquired subsidiaries, when realized, will reduce goodwill and other non-current intangible assets.

Note (11)    Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. The Company’s investment policy is designed to limit exposure from any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions that are considered in its investment strategy. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments to the extent of the amount recorded on the balance sheet. To date the Company has not incurred losses related to these investments. The Company’s end-user customers include local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers, and cable operators, some of which can be thinly capitalized start-up companies. The Company also guarantees certain lease payments that its

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers make to third party leasing companies. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral or other security against trade receivable balances; however, it does maintain an allowance for potential credit losses. Due to recent public market volatility, a number of the Company’s current or prospective customers may be unable to raise funding through the issuance of their equity securities. This difficulty could result in an increased need for financing provided either by the Company or with the Company’s assistance and an increased risk of customer default. If the Company deems collection is not probable at the time of sale, revenue is recognized on the cash-collected basis.

For the year ended March 2, 2002 no individual customer accounted for more than 10% of net revenues. The following individual customers accounted for 10% or more of net revenues for the years ended March 3, 2001 and February 29, 2000.

	March 3, 2001	February 29, 2000
Customer A	—%	11%
Customer B	—	15
Customer C	—	14
Customer D	—	12
Customer E	11	—

At March 3, 2001 Customer E accounted for 28% of the accounts receivable balance. At March 2, 2002 and February 29, 2000, no individual customer accounted for more than 10% of the accounts receivable balance.

Note (12)    Segment and Geographical Information

The Company is organized around one reportable operating segment, metropolitan area networking business, from which it derives revenue from the sales of routers. Revenues from unaffiliated customers by geographic region, which are based on product shipment destination, are as follows (in thousands):

	Years Ended
	March 2, 2002	March 3, 2001	February 29, 2000
Sales to unaffiliated customers (trade):
United States	$101,161	$63,705	$17,673
United Kingdom	13,775	7,079	3,472
China	43,310	3,648	—
Japan	16,700	6,759	—
Korea	14,073	—	—
Other	21,342	13,077	1,931

Total trade sales	210,361	94,268	23,076
Sales to related parties	397	3,990	—

Total sales	$210,758	$98,258	$23,076

Substantially all of the Company’s assets are located in the United States.

Note (13)    Stockholders’ Equity

On February 22, 2001, Riverstone completed an initial public offering of 10,000,000 shares of common stock at a price of $12 per share. Concurrently with the initial public offering, all outstanding shares of preferred

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock were converted into a total of 92,088,135 shares of common stock. Proceeds from the offering were approximately $108.8 million net of offering costs.

After the Company’s registration statement relating to the initial public offering had been declared effective, the strategic investors elected to exercise stock purchase rights such that the Company issued 5,401,970 shares of its common stock in respect of such rights. Net proceeds from the exercise of purchase rights were approximately $46.6 million. See note 20.

On July 24, 2001, Riverstone issued 7,117,757 shares of its common stock to Cabletron in exchange for approximately $122.2 million in cash and certain strategic investments, with a historic cost of approximately $13.0 million.

Riverstone has adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 26, 2001. Each right entitles the holder to purchase upon certain events one one-thousandth of a share of the Company’s Series A Preferred Stock for $115. Under certain circumstances, if a person or group acquire 15% or more of Riverstone’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the exercise price, shares of the Company’s common stock, and in certain cases, shares of stock of a company into which Riverstone is merged, having a value of double the exercise price. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of its Board of Directors, this rights plan could make it more difficult for a third party to acquire the Company, or a significant percentage of its outstanding capital stock, without first negotiating with its Board of Directors regarding such acquisition.

In addition, the Company’s Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock (of which 200,000 shares have been designated as Series A Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of Riverstone’s charter documents may have the effect of delaying or preventing changes in control or its management.

Common stock reserved for future issuance was as follows at March 2, 2002:

Stock option grants outstanding (see Note (14))	32,682,134
Reserved for future stock option grants (see Note (14))	9,575,028
Reserved for Employee Stock Purchase Plan (See Note (14))	1,000,000
Common stock warrants (see Note (14))	334,531

Total common stock reserved for future issuance	43,591,693

Note (14)    Stock Plans

(a)  Riverstone 2000 Equity Incentive Plan

Riverstone’s Board of Directors has adopted the Riverstone 2000 Equity Incentive Plan (“2000 Plan”), which provides for the grant of awards to employees or directors of, or consultants or advisors to, the Company

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as well as to certain employees of Cabletron and its subsidiaries. Awards under the 2000 Plan may consist of stock options (incentive or non-statutory), restricted and unrestricted stock awards, stock appreciation rights, deferred stock awards, performance awards, other stock-based awards and loans and supplemental grants. A total of 50,000,000 shares of common stock have been reserved for issuance under the 2000 Plan at March 2, 2002. The number of shares of stock available for issuance under the 2000 Plan shall automatically increase on the first day of each fiscal year, beginning with fiscal year 2003 and continuing through fiscal year 2006, by a number of shares equal to five percent of the total number of shares of stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 10,000,000 shares.

No participant may be granted options or stock appreciation rights in any calendar year with respect to more than 8,500,000 shares of common stock. Under the 2000 Plan, no more than 5,000,000 shares may be awarded to any participant as a stock-based performance award in any three-year period, and no more than $5 million may be paid to any participant for any year under a cash performance award. The 2000 Plan is administered by Riverstone’s Board of Directors or by a committee of the Board, which determines the terms of awards subject to the terms of the 2000 Plan.

Stock options granted under the 2000 Plan generally vest one-quarter on the first anniversary of the grant date and monthly over the next three years. In the event of a sale or other change in control of the Company, vesting would accelerate by ten months or more. The exercise price of options has been set at the fair market value of the Company’s stock on the date of grant, as determined by the board. Upon termination of employment, the unvested portion of these options would terminate and the remainder would remain exercisable for up to ninety days, with special rules applicable in the case of death. Consistent with the terms of the 2000 Plan, the Company had also agreed that, upon the distribution by Cabletron to its shareholders of the Company stock owned by Cabletron, the Company would grant stock options to persons then holding options to acquire Cabletron stock, as described in more detail below under “Cabletron Equity Incentive Plan.”

The following table reflects activity and exercise prices of stock options under the 2000 Plan.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding, February 29, 2000	—	$—
Granted	36,888,330	4.98
Exercised	—	—
Cancelled	(1,201,600)	4.31

Options outstanding March 3, 2001	35,686,730	5.01

Granted	6,583,572	9.05
Exercised	(7,742,838)	4.82
Cancelled	(1,845,330)	9.92

Options Outstanding, March 2, 2002	32,682,134	$5.61

Options Exercisable, March 2, 2002	11,586,475	$4.92

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable Riverstone options as of March 2, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 0.01 – 3.50	21,986,721	8.20	$3.50	9,064,869	$3.50
3.51 – 7.00	2,716,800	8.77	5.67	449,920	6.36
7.01 – 9.50	4,323,221	8.52	9.44	1,294,779	9.48
9.51 – 17.85	3,268,971	8.98	12.67	723,582	12.35
17.86 – 21.26	281,052	9.44	19.62	1,796	19.99
21.27 – 32.80	105,369	5.15	22.70	51,529	21.70

$ 0.01 – 32.80	32,682,134	8.37	$5.58	11,586,475	$4.92

In connection with certain stock option grants to employees, the Company recorded approximately $11.1 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at the date of grant and the change in status of one individual from a Cabletron employee to a Riverstone employee during the fiscal year ended March 3, 2001. The compensation expense is being recognized over the options’ vesting period of four years. As a result, the Company recorded stock-based compensation expense of $3.5 million for the fiscal year ended March 2, 2002, including $129,000 relating to an option grant to a consultant and $190,000 relating to option grant modifications. For these options the Company expects to recognize stock-based compensation expenses of approximately $2.7 million, $2.6 million, and $1.2 million during its fiscal years 2003, 2004, and 2005, respectively.

The Company granted approximately 2.8 million options to non-employees of the Company, primarily three officers of Cabletron and other employees of Cabletron and Enterasys. Because these individuals are not employees of the Company, the options have been subject to variable accounting. By approval of the Company’s Board of Directors, these options were accelerated to become fully vested in November 2000, and became exercisable on August 6, 2001, the date that Cabletron distributed its Company common stock to Cabletron stockholders. These individuals are generally restricted from transferring these options and in the case of the options granted to the three officers of Cabletron noted above, additional transfer restrictions apply to the underlying shares. Based on this acceleration the Company recorded compensation charges of approximately $24.9 million which represented the fair value of the options using the Black-Scholes option pricing model less the compensation charges previously recorded of $2.9 million through the end of the Company’s second quarter ended September 2, 2000 for total compensation for the twelve months ended March 3, 2001 of $27.8 million.

The Company has also issued options to purchase 343,400 shares of its common stock to certain consultants in exchange for services during the fiscal year ended March 3, 2001. The Company calculated the fair value of the stock options granted using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options granted to consultants is more reliably measurable than the fair value of the services received. The Company incurred approximately $129,000 and $2.1 million of compensation expense during the fiscal year ended March 2, 2002 and March 3, 2001, respectively, related to those options.

(b)  Warrants

In connection with the Company’s initial public offering, on February 22, 2001, Riverstone issued to strategic investors warrants to purchase 104,167 shares of the Company’s common stock at an exercise price of $12 per share. These warrants will expire on the third anniversary of the date of issuance.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concurrent with the distribution by Cabletron of Riverstone’s capital stock to Cabletron’s stockholders on August 6, 2001, the Company was required to issue warrants to strategic investors to purchase 230,364 shares of Riverstone common stock, which is based on the number of shares that the investors would have received in such distribution if the investors had exercised the Cabletron warrants they held immediately prior to the record date related to the distribution. These warrants have a weighted average exercise price of $29.18 per share and expire on August 29, 2007.

(c)  Cabletron Equity Incentive Plan

Through August 6, 2001, the Company’s employees were eligible to participate in Cabletron’s stock option plans. Under those plans Riverstone employees held approximately 3,179,885 and 2,895,115 stock options, as of February 29, 2000 and March 3, 2001, respectively, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

Upon the distribution by Cabletron to its shareholders of the Company stock owned by Cabletron, the Company granted to the then-holders of Cabletron stock options, including but not limited to Company employees holding Cabletron options, additional options under the 2000 Plan. The same distribution ratio of 0.5131 of Company shares that applied in Cabletron’s distribution to its shareholders were used to determine the number of shares of Company stock subject to the additional Company options granted to holders of Cabletron options. The exercise price of the Cabletron options were adjusted after the distribution, and the exercise price of the additional Company options were determined, such that (1) the aggregate amount of intrinsic value (that is, the difference between exercise price and stock value) in the two options immediately after the distribution did not exceed the intrinsic value in the Cabletron options immediately before the distribution and (2) the ratio of the exercise price per option to the market value per share was not reduced. The additional Company options had the same vesting and exercisability provisions as the Cabletron options to which they relate, subject to special rules in the event of a sale or merger of the Company. The total number of Riverstone options granted to the holders of Cabletron options was 3,146,272 at a weighted average exercise price of $7.93.

(d)  Employee Stock Purchase Plan

In July 2001, the Board of Directors approved the adoption of Riverstone Networks 2001 Employee Stock Purchase Plan (the “Riverstone ESPP”). A total of 1,000,000 shares of common stock have been reserved for issuance under the Riverstone ESPP. The number of shares reserved for issuance under the Riverstone ESPP will increase by 500,000 shares on the first day of each fiscal year from 2003 through 2006. The Riverstone ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. No employee may purchase more than $25,000 in fair market value of stock in each calendar year under the Riverstone ESPP. The Riverstone ESPP is implemented in a series of offering periods, each six months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period. Prior to the adoption of the Riverstone ESPP, Riverstone employees were eligible to participate in Cabletron’s two Employee Stock Purchase Plans with comparable features.

As of March 2, 2002, no shares had been issued under the Riverstone ESPP. In the years ended March 2, 2002, March 3, 2001 and February 29, 2000, 65,886 shares at $13.46, 145,046 shares at $15.01 and 97,316 shares at $7.57 respectively, were purchased for Company employees under the Cabletron Stock Purchase Plans.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Pro Forma Information

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option and employee stock purchase plans and, accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation (“SFAS 123”) the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except for per share amounts):

	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000
Net loss
As reported	$(30,687)	$(65,776)	$(37,431)
Pro forma	(94,188)	(89,943)	(43,117)
Loss per share
Net loss per share basic and diluted, as reported	(0.27)	(13.96)	(374,310)
Net loss per share basic and diluted, as adjusted	(0.82)	(19.09)	(431,170)
Pro forma net loss per share, as reported (unaudited)	$—	$(0.71)	$(0.41)
Pro forma net loss per share, as adjusted (unaudited)	$—	$(0.97)	$(0.47)

The fair value of each option grant under Riverstone’s 2000 Plan and Cabletron Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in the fiscal years ended March 2, 2002, March 3, 2001 and February 29, 2000:

	Options			Employee Stock Purchase Plan
	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000
Risk-free interest rates	3.50%	5.75%	6.59%	1.84%	5.75%	6.59%
Expected option lives	5.1 years	5.4 years	6.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	152.5%	83.2%	70.1%	157.4%	83.2%	70.1%
Expected dividend yields	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

The weighted average fair value of options granted under the 2000 Plan where the exercise price was equal to the fair value of common stock on the date of grant for the years ended March 2, 2002 and March 3, 2001 were $9.48 and $4.70, respectively.

The weighted average fair value of options granted under the 2000 Plan where the exercise price was less than the fair value of common stock on the date of grant for the years ended March 2, 2002 and March 3, 2001 were $3.22 and $8.85, respectively.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted under the 2000 Plan where the exercise price was greater than the fair value of common stock on the date of grant for the years ended March 2, 2002 was $312.13.

Note (15)    Employee Benefit Plan

In March 2001, Riverstone Networks established a 401(k) plan known as Riverstone Networks 401(k) Plan (“the 401(k) Plan”) which provides a tax-qualified employee savings and retirement plan allowing eligible employees to make tax-deferred contributions. Under the 401(k) Plan, employees may contribute up to the lesser of 18% of their pre-tax salaries or the statutory limits per calendar year, which is $10,500 in calendar year 2001. In addition, unless determined otherwise by the Riverstone Board of Directors, the 401(k) Plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant’s elective contributions for the quarter. The 401(k) Plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 50% of the participant’s elective contributions if the Company’s performance meets a specified threshold. Employees become vested in the matching contributions according to a three-year vesting schedule based on initial date of hire. The Company’s expense related to matching contributions to the 401(k) Plan for the year ended March 2, 2002 was $167,000.

Through February 28, 2001, the Company’s eligible employees participated in a plan known as the Cabletron Systems, Inc. 401(k) Plan with comparable features as the Riverstone 401(k) Plan. The Company’s expense related to matching contributions to the Cabletron 401(k) Plan for the years ended March 3, 2001 and February 29, 2000 were $117,000 and $115,000, respectively.

Note (16)    Transactions With Cabletron and Related Parties

Through the Distribution date of August 6, 2001, the consolidated financial statements include allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, advertising, sales, marketing, engineering and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company’s and Cabletron’s management believe to be reasonable reflections of the cost of services provided or benefit received by Riverstone. Allocations are based on headcount, revenue, square footage, usage and other appropriate methods. Allocated costs included in the accompanying consolidated statements of operations are as follows (in thousands):

	Years Ended
	Mar 2, 2002	Mar 3, 2001	Feb 29, 2000
	(in thousands)
Cost of revenues	$19	$15	$464
Sales and marketing	78	120	1,167
Research and development	102	102	469
General and administrative	304	3,103	3,496

During the years ended March 2, 2002, March 3, 2001 and February 29, 2000, the Company had sales to eighteen customers of $19.8 million, fifteen customers of $13.2 million and three customers of $3.6 million, respectively, in which Cabletron maintained investments in private debt and equity securities accounted for under the cost method of accounting. For those customers from which Cabletron received equity in lieu of cash, the Company recorded revenues equal to the fair value of the equity received.

During the year ended March 3, 2001, the Company began reselling Aprisma products in accordance with the terms reflected in the commercial agreement. The Company recorded revenues in the amount of $120,000

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $4.9 million during the fiscal years ended March 2, 2002 and March 3, 2001. As of March 3, 2001, $92,000 is reflected in accounts payable related parties. All amounts were paid at March 2, 2002.

On January 1, 2000, Cabletron issued a note to Romulus Pereira, our President and Chief Executive Officer, in the amount of $125,000. Mr. Pereira repaid the note in full on September 13, 2000.

On April 12, 2000, Cabletron issued an additional note to Mr. Pereira in the amount of $400,000 to be applied to the payment of certain taxes owed by Mr. Pereira with respect to Cabletron shares that he received in connection with Cabletron’s acquisition of Yago Systems, Inc. in 1998. The note bears interest at the rate of 6.46% per annum and is due in full on April 12, 2003.

On April 17, 2000, Riverstone issued an interest-free promissory note to Mr. John Kern, our Executive Vice President of Worldwide Sales and Services, in the amount of $250,000. The note is forgivable in the event that the market capitalization of Riverstone is less than $5 billion for the mean average of 20 days prior to the completion of 24 months of Mr. Kern’s continuous employment from the date of the promissory note. Should the market capitalization equal or exceed $5 billion during the above mentioned time period, the outstanding principal amount of the note is payable 24 months from the commencement date, unless the employment is canceled by either Mr. Kern or the Company. In that case the amount outstanding is immediately due.

The Company has issued additional notes to some employees of the Company. These notes do not typically incur an interest charge and are normally for a term of 24 months. The outstanding principal amount of the note is payable 24 months from the commencement date, unless the employment is canceled by either the employee or the Company, then the amount outstanding is immediately due.

In connection with the Transformation Agreement, effective March 1, 2000, certain Cabletron customers were identified and assigned to Enterasys, Aprisma, GNTS and the Company. As a result, the Company received certain accounts receivable balances and the related allowance for doubtful accounts that were not necessarily reflected in the Company’s receivable balances at February 29, 2000.

In accordance with the terms reflected in the commercial agreement with Enterasys, during the fiscal year ended March 3, 2001 the Company received revenue in the form of referral fees from Enterasys of $2.9 million. This amount reflects the Company’s commission revenue from Enterasys for sales of Enterasys products to the Company’s customers. Of this amount, $215,000 is reflected in the accounts receivable from related parties and the remaining $2.7 million was paid by Enterasys as of March 3, 2001. No revenue in form of referral fees from Enterasys were recorded during the fiscal year ended March 2, 2002.

In accordance with the commercial agreement, the accounts receivable balance stemming from the revenue recorded by Enterasys for its sales to the Company’s customers would be collected by the Company and subsequently remitted to Enterasys. Reflected in the Company’s prepaid expenses and other current assets at March 3, 2001 is $3.6 million for amounts due from the Company’s customers related to Enterasys sales to those customers. At March 2, 2002, all amounts had been paid and remitted to Enterasys.

For purposes of governing certain of the ongoing relationships between Riverstone and Cabletron and other related parties at and after the contribution date and to provide for an orderly transition, Riverstone has entered into various agreements with Cabletron and other related parties, which were reflected in the financial statements starting March 1, 2000. A brief description of each of the agreements follows.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transformation Agreement

The Transformation Agreement contained key provisions relating to the separation of the Company and other related parties from Cabletron, as well as the initial public offering and the distribution of shares of the Company and other related parties to Cabletron stockholders. The agreement listed the documents and items that the parties delivered in order to accomplish the transfer of assets and liabilities from Cabletron to the Company, effective on the contribution date. The agreement also contained covenants relating to exchange of information, auditing practices, resolution of disputes and other matters.

Asset Contribution Agreement

The Asset Contribution Agreement identified the assets that Cabletron transferred to the Company and the liabilities that the Company assumed from Cabletron on the contribution date. The agreement also described when and how these transfers and assumptions were to occur.

Pursuant to the Asset Contribution Agreement, as consideration for the contribution of assets to the Company, Cabletron received 92,088,135 shares of Series A Convertible Preferred Stock of the Company. The Series A Convertible Preferred Stock was senior to the common stock of the Company and had a liquidation preference equal to $7.00 per share. The Series A Convertible Preferred Stock was convertible into common stock of the Company at a 1:1 ratio (subject to adjustment for stock splits and other re-capitalization events) and automatically converted into common stock of the Company upon the completion of the initial public offering of shares of the Company’s common stock on February 22, 2001.

Pursuant to the services agreement described below, an intercompany account was maintained and administered by Cabletron which tracked the intercompany amount (“I/C Amount”). The asset contribution agreement provided that Cabletron contribute or deduct an amount from the I/C Amount on the contribution date such that Riverstone’s net working capital, defined as combined current assets minus combined current liabilities as of June 3, 2000, pro forma to give effect to the separation, including the contribution to or deduction from the I/C Amount as of that date, was $60 million.

In association with the transformation, beginning on June 3, 2000 up to August 6, 2001, the Cabletron central treasury began to administer the cash account of each subsidiary. The subsidiaries each received an interest income allocation consistent with the return on the portfolio managed by Cabletron. The interest was based on the average cash balance attributable to each subsidiary. In accordance with this method, for the fiscal years ended March 2, 2002 and March 3, 2001, Riverstone received an interest allocation of approximately $293,000 and $2.0 million based on an average portfolio return of 5.7% and 6.1%, respectively.

Services Agreement

The Company and Cabletron entered into a services agreement that formalized the terms and conditions under which Cabletron provided services to the Company. The services to be provided by Cabletron thereunder included information technology support services for functions including accounting, treasury and financial and cash account administration, tax, payroll, stockholder and public relations, legal, human resources, and other administrative functions.

Pursuant to the services agreement, the Company maintained an intercompany account with Cabletron. Cabletron administered this account as part of the treasury services provided to the Company under the services agreement.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The services agreement also allowed the Company’s eligible employees to continue to participate in Cabletron’s benefits plans on comparable terms and conditions as existed prior to the contribution date until the date of the distribution by Cabletron of the common stock of the Company it held to its stockholders or until the Company would establish benefit plans for its employees, or elect not to establish comparable plans, if it was not legally or financially practical. The services agreement also described the manner in which Cabletron would share with the Company its owned and leased properties and office space.

The services agreement permitted Cabletron to engage subcontractors to perform all or any portion of the services described therein. The agreement allowed the Company and Cabletron to adjust from time to time the nature and level of services provided by Cabletron to the Company thereunder. The services agreement specified charges for the services provided by Cabletron to the Company.

Tax Sharing Agreement

The tax sharing agreement provided that for periods through and including the distribution by Cabletron of the Company’s capital stock held by Cabletron to its stockholders, Cabletron would file all consolidated, combined or unitary income tax returns required to be filed by Cabletron with respect to the Company. For all periods beginning before the Company’s distribution, the Company agreed to file all other income tax returns required to be filed by the Company and to be responsible for all taxes due in respect of such returns. For periods through and including the Company’s distribution, the Company agreed to file all other tax returns required to be filed by it, and to be responsible for all taxes due with respect to such returns. The agreement also required Cabletron to pay all taxes due on returns filed by Cabletron. The Company was required to pay Cabletron an amount equal to its tax liability for periods covered by such returns, determined on a separate return basis, as determined by Cabletron in its sole discretion. The agreement also required Cabletron to pay the Company for any benefits realized by Cabletron or other related parties from the use of the Company’s tax attributes. The agreement also provided that Cabletron is required to pay any tax due and would receive all refunds arising from adjustments in respect of returns filed by it, and the Company must reimburse Cabletron for taxes to the extent attributable to it or its business.

The indemnity obligations of the Company and other related parties include taxes and any interest and penalties thereon for which the Company and other related parties are liable pursuant to the terms of the tax sharing agreement.

If the distribution of the Company, or of another related party to the agreement, to Cabletron’s stockholders fails to qualify as a tax-free transaction, and such failure is the sole responsibility of the party whose stock is being distributed, or if such failure results from the stock of such party being acquired by one or more persons such that it is no longer treated as “qualified property” under section 355(c)(2) of the Internal Revenue Code, the party whose stock is being distributed shall indemnify each other party against any resulting taxes or other damages. If the Company’s distribution, or the distribution of another related party to the agreement, fails to qualify as a tax-free transaction, and such failure is the responsibility both of the party whose stock is being distributed and of Cabletron, the party whose stock is being distributed and Cabletron shall severally indemnify each other party against any resulting taxes or other damages, each in proportion to its market value. If the Company’s distribution, or the distribution of another related party to the agreement, fails to qualify as a tax-free distribution, and such failure is the sole responsibility of Cabletron, or if such failure results from the stock of Cabletron being acquired by one or more persons such that the stock that is being distributed is no longer treated as “qualified property” under section 355(c)(2) of the Internal Revenue Code, Cabletron shall indemnify each other party against any resulting taxes or other damages.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, the Company and other related parties to the agreement could be required to pay a deficiency in the group’s federal income tax liability for a period during which the Company and other related parties were members of the group event if the tax sharing agreement allocates that liability to Cabletron or another member.

The agreement also assigns responsibilities for certain administrative matters such as the filing of returns, payment of taxes due, retention of records, and the conduct of audits, examinations or similar proceedings.

On August 28, 2000, the closing of the transactions contemplated by the transformation agreement and contribution agreement described above occurred and the Company’s separation from Cabletron became effective.

Note (17)    Concentration of Manufacturing and Key Suppliers

The Company does not have internal manufacturing capacity. The Company currently outsources all manufacturing to one company, Flextronics International, Ltd., which manufactures its RS family of products in San Jose, California.

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

The Company currently purchases several key components used in the manufacture of products from single or limited sources and is dependent upon supply from these sources to meet its needs. The Company has worked with two suppliers to develop several key proprietary application specific integrated circuits (“ASICs”) which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary ASICs are very complex and each supplier is currently the sole source supplier for the specific types of ASICs that it supplies to the Company. The Company does not have a long-term fixed price or minimum volume agreement with either of these suppliers.

Note (18)    Transactions with Strategic Investors

Stock Purchase Rights Issued.    On August 29, 2000, Cabletron entered into an amended securities purchase agreement with certain strategic investors and granted to those strategic investors rights to purchase shares of the Company’s common stock. In the Transformation Agreement, the Company agreed with Cabletron to perform its obligations under the securities purchase agreement. Upon effectiveness of the Company’s registration statement relating to its initial public offering, the strategic investors elected to exercise stock purchase rights such that the Company issued 5,401,970 shares of its common stock. The proceeds to the Company were approximately $46.6 million.

IPO Valuation Warrants.    Because the gross price per share of common stock issued in the Company’s initial public offering multiplied by the number of shares of common stock outstanding immediately after the offering on a fully diluted basis exceeded $1.672 billion, the Company was required to issue to the strategic investors 104,167 warrants to purchase shares of the Company’s common stock representing $1.25 million divided by the gross price of per share paid in the offering. These warrants were issued on February 22, 2001 with an exercise price of $12 per share and will expire on the third anniversary of the date of issuance.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Spin-Off Warrants.    On August 6, 2001, concurrent with distribution by Cabletron of Riverstone’s capital stock to its stockholders, the Company was required to issue warrants to strategic investors to purchase 230,364 shares of Riverstone common stock, which is based on the number of shares that the investors would have received in such distribution if the investors had exercised the Cabletron warrants they held immediately prior to the record date related to the distribution. These warrants have a weighted average exercise price of $29.18 per share and expire on August 29, 2007.

In addition, the strategic investors have purchased preferred stock and warrants in Cabletron and rights to acquire common stock of each of Aprisma, Enterasys and GNTS. After deducting transaction fees and expense fees payable by Cabletron to the strategic investors, the strategic investors paid $87.8 million for all of the above-mentioned instruments. During twelve months ended March 3, 2001, of this aggregate consideration, Cabletron paid to the Company $7.2 million, which was determined to be equal to the portion of the aggregate consideration allocated to the purchase rights, IPO valuation warrants and spin-off warrants issued or to be issued by the Company. The allocated purchase price has increased the cash and additional paid in capital of the Company.

Note (19)    Commitments and Contingencies

Operating Lease Commitments

The Company’s principal administrative, sales, marketing and research and development facilities are located in an approximately 129,200 square foot facility located in Santa Clara, California. A subsidiary of Cabletron entered into a lease with respect to this facility in January 1999, and assigned this lease to the Company effective August 28, 2000 in connection with the Company’s separation from Cabletron. The initial term of the lease expires on February 28, 2006.

Future minimum payments as of March 2, 2002 under operating leases consist of the following (in thousands):

Fiscal Year
2003	$4,028
2004	4,043
2005	4,087
2006	4,105
2007 and thereafter	475

Total minimum lease payments	$16,738

Rent expense for fiscal years ended March 2, 2002, March 3, 2001 and February 29, 2000 totaled $4.9 million, $2.9 million and $1.4 million, respectively.

Derivative Instruments

The Company transacts business in various non-U.S. currencies, primarily British Pounds, Euro and Japanese Yen. The Company has established revenue, expense, and balance sheet risk management programs designed to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates. The Company uses currency forward contracts in these risk management programs. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currency forward contracts that are used to hedge exposure to variability in anticipated non-U.S.-dollar-denominated cash flows are designated as cash flow hedges. The maturities of these instruments are generally less than 12 months. The Company had forward contracts to buy and sell foreign currencies with a U.S. dollar equivalent of $13.8 million at March 2, 2002. For these derivatives, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item. The ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other income, net during the period of change.

Currency forward contracts are used to offset the currency risk of non-U.S. dollar-denominated assets and liabilities. Changes in fair value of the underlying assets and liabilities are generally offset by the changes in fair value of the related derivatives, with the resulting net gain or loss, if any, recorded in interest and other income, net.

For currency forward contracts, effectiveness of the hedge is measured using forward rates to value the forward contract and the forward value of the underlying hedged transaction. Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest and other income, net. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

During 2002, the portion of hedging instruments’ net losses excluded from the assessment of effectiveness and the ineffective portions of hedges had a $34,000 impact on earnings for either cash flow or fair value hedges. No cash flow hedges were discontinued as a result of forecasted transactions that did not occur.

The net realized and unrealized gain from accounts receivable hedges included in other income and other comprehensive income at March 2, 2002 was $438,000 and zero respectively, before tax. The realized and unrealized amounts will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. As of March 2, 2002, the Company had future contracts with a cost basis of $13.8 million and an estimated fair value of $13.8 million.

Sales	of Accounts Receivables

Beginning in fiscal 2002, the Company sold trade accounts receivables to a finance entity, with limited recourse. The Company accounts for the transfer of accounts receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” According to the accounts receivable sale agreements, the Company maintains the servicing of these receivables. In fiscal year 2002, the Company sold approximately $22.6 million in receivables. The net cash flow from the sale of receivables in any given period represents the discount on sales and is recorded as interest expense. The discount was approximately $1.4 million in fiscal 2002. At March 2, 2002, $11.5 million in sold trade accounts receivable remained outstanding. In conjunction with the accounts receivable sale agreements, the Company provides deposits to the finance entity. At March 2, 2002, the Company had a deposit of $1.9 million with the finance entity.

Legal Proceedings

A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer,

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading statements about Cabletron’s operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron’s accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron’s revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. The plaintiffs served a second consolidated class action complaint and Cabletron filed a motion to dismiss this complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Enterasys (formerly known as Cabletron) could be required to pay substantial damages.

Riverstone has not assumed any liability from Enterasys for this litigation. Riverstone has not been named as a defendant in this litigation and none of our officers or directors is named as a defendant to this litigation. However, the plaintiffs might attempt to involve Riverstone in this litigation or might seek to have us pay damages if Enterasys has insufficient assets to cover any resulting damages. Any involvement in this litigation could be protracted and may result in a diversion of management and other resources. The payment of substantial legal costs or damages, or the diversion of the Company’s management and other resources, could have a material adverse effect on Riverstone’s business, financial condition or results of operations.

On August 28, 2001, Tellabs Operations, Inc. filed an action against Riverstone in the Chancery Division of the Circuit Court of Cook County, Illinois alleging that Riverstone breached the Strategic Alliance Agreement dated as of November 17, 2000 between Riverstone and Tellabs and committed various torts by (i) failing to provide Tellabs with CMTS products that met the technical specifications in the agreement; (ii) misrepresenting to Tellabs the technical capabilities of Riverstone’s CMTS products; and (iii) improperly selling Riverstone products to Tellabs customers. Tellabs’ complaint seeks compensatory damages in excess of $15 million, plus punitive damages and costs in unspecified amounts. On that same date, Tellabs terminated the agreement and is seeking a declaratory judgment that it has no further obligations under the agreement. The Company intends to vigorously defend this proceeding. On August 29, 2001, Riverstone filed suit against Tellabs in the Superior Court for Santa Clara County, California seeking compensatory damages in excess of $60 million, including over $56 million in unfulfilled minimum purchase obligations Tellabs was required to make under the agreement. On December 7, 2001, the Company withdrew its suit without prejudice to re-file at a later time. On January 9, 2002, the Company asserted numerous affirmative defenses and counterclaims against Tellabs in the Illinois case. Through Riverstone’s counterclaims, the Company seeks $57 million in compensatory damages, in addition to punitive damages, attorneys’ fees and costs.

The Company has granted options to purchase shares of its common stock under its 2000 Equity Incentive Plan to its employees and employees of Cabletron and Cabletron’s affiliates and to the Company’s advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options granted prior to February 22, 2001, the Company may have violated the California state securities laws. Because these option grants may not have been qualified or exempt from qualification under California state securities laws, certain persons residing in California who received these options may have a claim against the Company. Accordingly, the Company may offer to repurchase, from persons who resided in California at the time of grant, outstanding options to purchase shares of its common stock granted under its 2000 Equity Incentive Plan prior to February 22, 2001 and shares acquired upon exercise of options granted prior to February 22, 2001. The Company has not yet determined whether or when to make the offer to repurchase. If an offer to repurchase is actually made and if all of the holders of these options (and shares acquired upon exercise of these options) accept the offer, the Company’s cash position could be adversely impacted. As of the date hereof, the Company is not aware of any claims for rescission against it.

RIVERSTONE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 31, 2002, the Securities and Exchange Commission notified Enterasys Networks that it had commenced an “Order of Investigation” into Enterasys’ and certain of its affiliates’ accounting practices. This SEC investigation may cover periods during which Riverstone was an affiliate of Enterasys. The Company has not been notified that it is part of the SEC investigation, nor has the Company received any inquiry with respect to the investigation. On August 6, 2001, when Cabletron distributed all of its shares of Riverstone common stock to its stockholders, Riverstone ceased to be a subsidiary of Cabletron and an affiliate of Enterasys. Riverstone has been operating with its own management and board of directors since its IPO in February 2001.

Riverstone is not aware of any other legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on Riverstone’s business, operating results or financial condition. Riverstone may in the future be party to litigation arising in the course of its business, including claims that Riverstone allegedly infringe third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of
Riverstone Networks, Inc.

We have audited the accompanying consolidated balance sheet of Riverstone Networks, Inc. (the “Company”) as of March 2, 2002, and the related consolidated statement of operations, cash flows, and stockholders’ equity for the year ended March 2, 2002. Our audit also included the financial statement schedule listed in the Index as Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverstone Networks, Inc. at March 2, 2002, and the consolidated results of its operations and its cash flows for the year ended March 2, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California
May 28, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
Riverstone Networks, Inc.:

We have audited the accompanying consolidated balance sheet of Riverstone Networks, Inc. and subsidiaries (the “Company”) as of March 3, 2001 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years ended February 29, 2000 and March 3, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of March 3, 2001 and the results of their operations and their cash flows for the years ended February 29, 2000 and March 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

March 22, 2001, except as to Note 23,
which is as of March 28, 2001

Supplementary Financial Data (unaudited)

The following table sets forth our consolidated statement of operations data for each of the eight quarters ended March 2, 2002. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 2, 2002	Dec 1, 2001	Sep 1, 2001	Jun 2, 2001	Mar 3, 2001	Dec 2, 2000	Sep 2, 2000	Jun 3, 2000
Net revenues	$51,285	$60,056	$55,250	$44,167	$35,142	$26,784	$20,554	$15,778
Gross profit	29,940	34,234	31,423	25,003	19,745	15,141	11,397	8,507
Operating loss	(7,109)	1,044	(2,663)	(7,009)	(7,175)	(35,686)	(12,545)	(12,509)
Net income (loss)	$(28,197)	$2,156	$64	$(4,709)	$(6,581)	$(34,907)	$(11,775)	$(12,513)

Basic and diluted net income (loss) per share	$(0.23)	$0.02	$0.00	$(0.04)	$(0.35)	$(349,070)	$(117,750)	$(125,130)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at the beginning of the period	Charged to expense	Amounts written off	Balance at the end of the period
Allowance for doubtful accounts:
February 29, 2000	$30	$1,727	$(85)	$1,672
March 3, 2001	$1,672	$1,933	$(234)	$3,371
March 2, 2002	$3,371	$8,613	$(4,882)	$7,102

Sales credit allowance:
February 29, 2000	$—	$11,741	$—	$11,741
March 3, 2001	$11,741	$11,128	$(11,741)	$11,128
March 2, 2002	$11,128	$7,481	$(10,483)	$8,126

PART III

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2002 Annual Meeting of Stockholders to be held on July, 30, 2002 (the “Proxy Statement”).

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 29, 2001, effective November 21, 2001, the Audit Committee and the Board of Directors of the Company approved a change in the Company’s independent accountants for the fiscal year ending March 2, 2002 from KPMG LLP to Ernst & Young LLP (“Ernst & Young”). As a result, the Company informed KPMG LLP that, effective November 21, 2001, they had been dismissed as the Company’s independent accountants. The report of KPMG LLP for the fiscal years ended March 3, 2001 and February 29, 2000, contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended March 3, 2001 and February 29, 2000, and the interim period from March 4, 2001 through November 21, 2001, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KMPG LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred within the Company’s fiscal years ending March 3, 2001 and February 29, 2000, or the interim period from March 4, 2001 through November 21, 2001.

In connection with the Form 8-K, the Company provided KPMG LLP with a copy of the disclosures contained in the preceding paragraph and filed therewith as an exhibit thereto the response of KPMG LLP to such disclosures.

The Company did not consult with Ernst & Young during the fiscal years ended March 3, 2001 and February 29, 2000, and the interim period from March 4, 2001 through November 21, 2001, on any matter which was the subject of any disagreement, as defined in paragraph 304(a)(1)(iv), or any reportable event, as described in paragraph 304(a)(1)(v), or on the application of accounting principles to a specified transaction, either completed or proposed.

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this section (with respect to directors) is incorporated by reference from the section entitled “Proposal I—Election of Class II Directors” in the Proxy Statement.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The executive officers of the Company are as follows:

Romulus Pereira, 36, has served as our president and chief executive officer and as a director since March 2000. From September 1999 to February 2000, he served as chief operating officer at Cabletron, where he was responsible for directing Cabletron’s engineering, sales, services and marketing organizations. From December 1998 to September 1999, he also served as general manager of Cabletron’s service provider business. From September 1996 to March 1998, Mr. Pereira was one of three founders of Yago Systems, Inc., where he served as chief technology officer and vice president of engineering. Before co-founding Yago, Mr. Pereira was employed by Cisco Systems, Inc., where he served in various capacities, including technical leader. He is also a member of the Board of Directors of Mockingbird Networks.

Robert Stanton, 49, has served as our executive vice president of finance and chief financial officer since August 2000 and as secretary of Riverstone Board of Directors since March 2001. From May 1996 to July 2000, he held various positions at Intel Corporation, including group controller for worldwide materials and system manufacturing, group controller for worldwide sales and marketing and investor relations manager. From May 1989 to April 1996, Mr. Stanton served as senior finance director of Apple Computer, Inc.

Suresh Gopalakrishnan, 38, has served as our executive vice president of engineering since March 2000. From July 1999 to March 2000, Mr. Gopalakrishnan was the senior director of corporate strategy at Cabletron, responsible for restructuring engineering and streamlining sales operations. Before joining Cabletron, Mr. Gopalakrishnan was the co-founder and chief executive officer of Ligent Inc. from February 1999 to July 1999. From June 1996 to February 1999, Mr. Gopalakrishnan worked at ZSP Corporation, holding the positions of director of engineering and vice president of engineering. From December 1994 to June 1996, he served as an engineering manager at Sun Microsystems, Inc.

John Kern, 34, has served as our executive vice president of worldwide sales and service since November 2001. Prior to this he served as the vice president of sales since January 2001 and as our vice president of worldwide sales operations since joining Riverstone in April 2000. Before joining Riverstone, from May 1996 to April 2000, he worked at EXIS, Inc., a representative for NEC Electronics, as national sales manager for semiconductor sales to Cisco Systems, Inc. and Cabletron. From October 1989 to May 1996 he held a variety of positions at Texas Instruments, including worldwide sales manager for the hard disk drive segment. Mr. Kern also served as an officer in the Army National Guard, Artillery.

ITEM 11.    Executive Compensation

The information required by this section is incorporated by reference from the information in the sections entitled “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Party Transactions” in the Proxy Statement.

PART IV

ITEM 14.    Exhibits and Financial Statements Schedules and reports on Form 8-K

(a) The	following documents are filed as part of this Form 10-K

1.  Consolidated Financial Statements and Report of Independent Public Accountants

Reference is made to Rivestone Networks, Inc. Index to Consolidated Financial Statements under Item 8 Part II of this Form 10-K.

2.  Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data—Schedule II—Valuation and Qualifying Accounts.” Other schedules are omitted because they are not applicable, or because the information is included in the Financial Statements or the Notes thereto.

3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document
2.1#
Amended and Restated Transformation Agreement effective as of June 3, 2000 among Cabletron, Aprisma, Enterasys, GNTS and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

2.2#
Amended and Restated Asset Contribution Agreement effective as of June 3, 2000 between Cabletron and the Registrant (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

3(i)
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

3(ii)
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

4.1
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on November 3, 2000).

4.2	Form of Stock Purchase Right (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

4.4
Indenture, dated as of November 21, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 15, 2002).

10.1
Tax Sharing Agreement dated as of June 3, 2000 among Cabletron, Aprisma, Enterasys, GNTS and the Registrant (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.2
Memorandum of Agreement regarding Aprisma-Riverstone Inter-Company Operations dated June 3, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

Exhibit Number	Description of Document
10.3
Memorandum of Agreement regarding Enterasys-Riverstone Inter-Company Operations dated June 3, 2000 (incorporated by reference to Exhibit 2.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.4
Memorandum of Agreement regarding GNTS-Riverstone Inter-Company Operations dated June 3, 2000 (incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.5
Services Agreement between Cabletron and the Registrant dated August 28, 2000 (incorporated by reference to Exhibit 2.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.6
Distribution-Related Option Agreement among Cabletron, Aprisma, Enterasys, GNTS and the Registrant (incorporated by reference to Exhibit 2.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.7
Amended and Restated Security Purchase Agreement between Cabletron and Silver Lake, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.8
Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.9
Registration Rights Agreement between Silver Lake Investors and the Registrant, dated August 29, 2000 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.10
Standstill Agreement between Cabletron and Silver Lake Partners dated August 29, 2000 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1
(File No. 333-45958) filed on September 18, 2000).

10.11*
Riverstone Networks, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.12*
Riverstone Networks, Inc. Form of Option Grant (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.13*
Form of the Company’s Change-In-Control Severance Benefit Plan for Key Employees (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on
Form S-1 (File No. 333-45958) filed on January 29, 2001).

10.14+
Flextronics International Manufacturing Services Contract dated as of March 1, 2000 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on October 12, 2000).

10.15
Enterasys-Riverstone FMA Products Agreement dated as of September 29, 2000 (incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on October 12, 2000).

10.16*
Promissory Note dated April 12, 2000 of Romulus Pereira (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

Exhibit Number	Description of Document
10.17
Lease Agreement between WMP II Real Estate Limited Partnership and Cabletron Systems Sales and Service, Inc., dated January 6, 1999, together with Estoppel Certificate dated June 13, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.18
Assignment of Lease effective August 28, 2000 between the Registrant and Cabletron Systems Sales and Service, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on November 3, 2000).

10.19+
Strategic Alliance Agreement between the Registrant and Tellabs Operations, Inc. dated November 17, 2000 (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.20*
Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory Stock Option granted to Piyush Patel (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on February 12, 2001).

10.21*
Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory Stock Option granted to David Kirkpatrick (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on February 12, 2001).

10.22*
Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory Stock Option granted to Eric Jaeger (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on February 12, 2001).

10.23
Amended and Restated Transfer Agreement, dated as of August 3, 2001, by and between the Registrant and Cabletron Systems, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 15, 2001).

10.24
Agreement Regarding Rescission Offer dated as of July 31, 2001, by and between the Registrant and Cabletron Systems, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed on October 15, 2001).

10.25	Riverstone Networks, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 15, 2001).

10.26
Registration Rights Agreement, dated as of November 21, 2001, by and among the Registrant, Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 15, 2002).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

#	The Registrant agrees to furnish supplementally to the Commission a copy of any omitted scheduled or exhibit to the agreement upon request by the Commission.
+	Confidential treatment has been granted by the Commission for portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.
*	Indicates management contract or compensatory plan or arrangement.

(b) Reports	on Form 8-K:

On December 26, 2001, Riverstone filed a Current Report on Form 8-K reporting under items 5 and 7 press releases relating to the sale of $150 million of convertible subordinated notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSTONE NETWORKS, INC.

By:	/s/ ROMULUS PEREIRA
Romulus Pereira President, Chief Executive Officer and Director

Signature	Title	Date

/s/ ROMULUS PEREIRA Romulus Pereira	President, Chief Executive Officer and Director (principal executive officer)	May 28, 2002

/s/ ROBERT STANTON Robert Stanton	Executive Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	May 28, 2002

/s/ PIYUSH PATEL Piyush Patel	Director	May 28, 2002

/s/ C. LEE COX C. Lee Cox	Director	May 28, 2002

/s/ JORGE A. DEL CALVO Jorge A. del Calvo	Director	May 28, 2002

/s/ ERIC JAEGER Eric Jaeger	Director	May 28, 2002

/s/ CHRISTOPHER PAISLEY Christopher Paisley	Director	May 28, 2002

Exhibit Number	Description of Document
2.1#
Amended and Restated Transformation Agreement effective as of June 3, 2000 among Cabletron, Aprisma, Enterasys, GNTS and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

2.2#
Amended and Restated Asset Contribution Agreement effective as of June 3, 2000 between Cabletron and the Registrant (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

3(i)
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

3(ii)
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

4.1
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on November 3, 2000).

4.2	Form of Stock Purchase Right (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

4.4
Indenture, dated as of November 21, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 15, 2002).

10.1
Tax Sharing Agreement dated as of June 3, 2000 among Cabletron, Aprisma, Enterasys, GNTS and the Registrant (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.2
Memorandum of Agreement regarding Aprisma-Riverstone Inter-Company Operations dated June 3, 2000 (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.3
Memorandum of Agreement regarding Enterasys-Riverstone Inter-Company Operations dated June 3, 2000 (incorporated by reference to Exhibit 2.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.4
Memorandum of Agreement regarding GNTS-Riverstone Inter-Company Operations dated June 3, 2000 (incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.5
Services Agreement between Cabletron and the Registrant dated August 28, 2000 (incorporated by reference to Exhibit 2.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.6
Distribution-Related Option Agreement among Cabletron, Aprisma, Enterasys, GNTS and the Registrant (incorporated by reference to Exhibit 2.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.7
Amended and Restated Security Purchase Agreement between Cabletron and Silver Lake, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.8
Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

Exhibit Number	Description of Document
10.9
Registration Rights Agreement between Silver Lake Investors and the Registrant, dated August 29, 2000 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.10
Standstill Agreement between Cabletron and Silver Lake Partners dated August 29, 2000 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1
(File No. 333-45958) filed on September 18, 2000).

10.11*
Riverstone Networks, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.12*
Riverstone Networks, Inc. Form of Option Grant (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.13*
Form of the Company’s Change-In-Control Severance Benefit Plan for Key Employees (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on
Form S-1 (File No. 333-45958) filed on January 29, 2001).

10.14+
Flextronics International Manufacturing Services Contract dated as of March 1, 2000 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on October 12, 2000).

10.15
Enterasys-Riverstone FMA Products Agreement dated as of September 29, 2000 (incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on October 12, 2000).

10.16*
Promissory Note dated April 12, 2000 of Romulus Pereira (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.17
Lease Agreement between WMP II Real Estate Limited Partnership and Cabletron Systems Sales and Service, Inc., dated January 6, 1999, together with Estoppel Certificate dated June 13, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

10.18
Assignment of Lease effective August 28, 2000 between the Registrant and Cabletron Systems Sales and Service, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on November 3, 2000).

10.19+
Strategic Alliance Agreement between the Registrant and Tellabs Operations, Inc. dated November 17, 2000 (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on December 4, 2000).

10.20*
Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory Stock Option granted to Piyush Patel (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on February 12, 2001).

10.21*
Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory Stock Option granted to David Kirkpatrick (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on February 12, 2001).

10.22*
Riverstone Networks, Inc. 2000 Equity Incentive Plan Nonstatutory Stock Option granted to Eric Jaeger (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on February 12, 2001).

10.23
Amended and Restated Transfer Agreement, dated as of August 3, 2001, by and between the Registrant and Cabletron Systems, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 15, 2001).

Exhibit Number	Description of Document
10.24
Agreement Regarding Rescission Offer dated as of July 31, 2001, by and between the Registrant and Cabletron Systems, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed on October 15, 2001).

10.25	Riverstone Networks, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 15, 2001).

10.26
Registration Rights Agreement, dated as of November 21, 2001, by and among the Registrant, Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 15, 2002).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45958) filed on September 18, 2000).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.