Form 10-Q
period 2002-06-01
RIVERSTONE NETWORKS INC
filed 2002-06-25
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the Quarter Ended June 1, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

Commission File Number 0-32269

RIVERSTONE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4596178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

5200 Great America Parkway, Santa Clara, CA 95054
(Address of principal executive offices and zip code)

(408) 878-6500
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of June 17, 2002 there were 122,704,863 shares of the Registrant’s common stock outstanding.

INDEX

RIVERSTONE NETWORKS, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 1, 2002	March 2, 2002
	(unaudited)	(1)

ASSETS
Current Assets:
Cash and cash equivalents	$45,531	$123,095
Short-term investments	199,259	160,779
Accounts receivable, net	50,451	42,535
Inventories	17,494	20,155
Prepaid expenses and other current assets	10,888	13,173

Total current assets	323,623	359,737

Property and equipment, net	21,704	22,508
Intangible and other long-term assets, net	24,063	27,414
Long-term investments	215,117	201,962

Total assets	$584,507	$611,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,856	$34,873
Deferred revenue	9,215	9,012
Accrued compensation	8,130	9,166
Other accrued liabilities	9,884	8,475

Total current liabilities	48,085	61,526

Long-Term Liabilities:
Convertible subordinated notes	175,000	175,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,227	1,224
Additional paid in capital	452,829	451,645
Accumulated deficit	(88,124)	(72,175)
Unearned stock-based compensation	(5,602)	(6,543)
Accumulated other comprehensive income	1,092	944

Total stockholders’ equity	361,422	375,095

Total liabilities and stockholders’ equity	$584,507	$611,621

(1)
The balance sheet at March 2, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for the complete financial statements.

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	June 1, 2002	June 2, 2001
Net revenues	$30,100	$44,167
Cost of revenues	14,872	19,071
Stock-based compensation	84	93

Total cost of revenues	14,956	19,164

Gross profit	15,144	25,003
Operating expenses:
Research and development	12,206	13,286
Sales and marketing	13,415	13,097
General and administrative	5,482	5,037
Stock-based compensation	568	592

Total operating expenses	31,671	32,012

Operating loss	(16,527)	(7,009)
Interest and other income, net	3,020	2,315
Interest expense	(2,062)	(15)

Loss before income taxes	(15,569)	(4,709)
Income taxes	380	—

Net loss	$(15,949)	$(4,709)

Net loss per share:
Basic and diluted	$(0.13)	$(0.04)

Weighted average number of shares outstanding:
Basic and diluted	122,580	107,490

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	June 1, 2002	June 2, 2001
Cash flows from operating activities:
Net loss	$(15,949)	$(4,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,089	1,979
Amortization	124	388
Provision for losses on accounts receivable	2,015	1,500
Stock-based compensation	652	685
Changes in assets and liabilities:
Accounts receivable	(9,931)	1,807
Inventories	2,661	(2,406)
Prepaid expenses and other assets	2,285	(3,560)
Accrued expenses and accounts payable	(13,643)	(3,913)
Long-term assets	3,226	—
Deferred revenue	203	(3,760)

Net cash used by operating activities	(25,268)	(11,989)

Cash flows from investing activities:
Capital expenditures	(2,285)	(5,687)
Proceeds from maturities of available-for-sale investments	44,047	—
Proceeds from sales of available-for-sale investments	23,547	—
Purchases of available-for-sale investments	(110,508)	(84,094)
Purchases of other long-term investments, net	(8,675)	—

Net cash used in investing activities	(53,874)	(89,781)

Cash flows from financing activities:
Net transfers from Cabletron	—	4,117
Proceeds from issuance of common stock	1,476	—

Net cash provided by financing activities	1,476	4,117

Effect of foreign exchange rate changes on cash	102	—

Net decrease in cash and cash equivalents	(77,564)	(97,653)
Cash and cash equivalents, at beginning of period	123,095	167,949

Cash and cash equivalents, at end of period	$45,531	$70,296

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Business Operations

Riverstone Networks designs and manufactures routers that enable service providers to convert network bandwidth into differentiated services for their customers. The Company was created by the combination of two businesses previously acquired by Cabletron: Zeitnet Inc. (“Zeitnet”), which Cabletron acquired in 1996 and Yago Systems Inc. (“Yago”), which Cabletron acquired in 1998.

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

Note (2) Basis of Presentation

The accompanying consolidated financial statements have been prepared by Riverstone pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Riverstone and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at June 1, 2002 and the operating results and cash flows for the three months ended June 1, 2002 and June 2, 2001, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended March 2, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 2, 2002 has been derived from audited financial statements as of that date.

Operating results for the three months ended June 1, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 1, 2003.

The consolidated financial information for the period prior to the Distribution Date includes allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company’s and Cabletron’s management believed to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the financial position or results of operations that would have occurred if the Company were a stand-alone entity during the applicable periods.

Note (3) Reclassifications

Certain items previously reported in specific financial captions have been reclassified to conform with the June 1, 2002 presentation.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (4) Strategic Investments

The Company has certain strategic investments in private and public debt and equity securities. These investments are accounted for using the cost method as Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. As of June 1, 2002, the Company’s strategic investment portfolio totaling $48.7 million was included in long-term investments. There were no strategic investments at June 2, 2001. The Company reviews the carrying value of these investments at the end of each reporting period to determine if any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. During the three months ended June 1, 2002, sales to strategic investee companies represented approximately 7% of net revenues, with sales to no one investee company exceeding 4% of net revenues.

Note (5) Inventories

Inventories consist of the following at June 1, 2002 and March 2, 2002 (in thousands):

	June 1, 2002	March 2, 2002
Raw materials	$3,261	$1,918
Finished goods	6,935	6,800
Consignment	7,298	11,437

Total inventories, net	$17,494	$20,155

Note (6) Goodwill and Purchased Intangible Assets

Effective March 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill totaling $6.3 million as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. At the beginning of fiscal year 2003, the Company completed the transitional impairment test, which did not result in an impairment of recorded goodwill.

During the first quarter of fiscal year 2003, the Company adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 was effective at the start of fiscal 2003 and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share data):

	Three months ended
	June 1, 2002	June 2, 2001
Reported net loss	$(15,949)	$(4,709)
Goodwill amortization	—	388

Adjusted net loss	$(15,949)	$(4,321)

Reported basic and diluted net loss per share	$(0.13)	$(0.04)
Goodwill amortization	—	—

Adjusted basic and diluted net loss per share	$(0.13)	$(0.04)

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (7) Customer Concentration

During the quarter ended June 1, 2002, one reseller customer accounted for 13% of net revenues, compared with no customers individually accounting for more than 10% of net revenues in the quarter ended June 2, 2001. During the three months ended June 1, 2002, sales to strategic investee companies represented approximately 7% of net revenues, with sales to no one investee company exceeding 4% of net revenues. During the three months ended June 2, 2001, the Company did not have any strategic investments.

Note (8) Net Loss Per Share

The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses in the periods presented and thus no potential common shares from the exercise of stock options or warrants have been included in the net loss per share calculation. Common stock equivalents of 23,286,253 shares at a weighted-average price of $3.56 and 38,317,682 shares at a weighted-average price of $5.15 were excluded from the calculation of diluted net loss per share for the three months ended June 1, 2002 and June 2, 2001, respectively, because their effect would have been anti-dilutive. For the three months ended June 1, 2002, an additional 9,636,567 shares from the assumed conversion of the convertible subordinated notes were excluded from the computation of diluted net loss per share because their effect on earnings per share was also anti-dilutive.

Note (9) Segment Reporting

Revenues based on product shipment destination from unaffiliated customers by geographic region are as follows (in thousands):

	Three months ended
	June 1, 2002	June 2, 2001
Sales to unaffiliated customers (trade):
United States	$13,641	$26,899
Korea	7,631	—
China	6,742	5,587
Japan	1,897	4,930
Other	189	6,354

Total trade sales	30,100	43,770
Sales to related parties	—	397

Total sales	$30,100	$44,167

Substantially all of the Company’s assets are located in the United States.

Note (10) Other Comprehensive Income

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three months ended
	June 1, 2002	June 2, 2001
Net loss	$(15,949)	$(4,709)
Other comprehensive income:
Change in net unrealized gain on available-for-sale investments, net of tax	46	202
Foreign currency translation adjustment	102	297

Total comprehensive loss	$(15,801)	$(4,210)

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated comprehensive income (loss), net of tax, were as follows (in thousands):

	June 1, 2002	March 2, 2002
Other comprehensive income:
Accumulated net unrealized gain on available-for-sale investments, net of tax	$1,094	$1,048
Accumulated foreign currency translation adjustment	(2)	(104)

Total accumulated other comprehensive income	$1,092	$944

Note (11) Restructuring Charges

In the fourth quarter of fiscal year 2002, the Company announced a restructuring in an effort to better align the Company’s business operations with the current market as well as service provider and carrier industry conditions. The restructuring charge totaled $3.3 million and included a worldwide workforce reduction, discontinuance of certain product lines and an asset write-off related to the workforce reduction and discontinued product line. The restructuring program resulted in the reduction of approximately 50 employees across all business functions.

The following table sets forth the restructuring activities during the first quarter of fiscal 2003 (in thousands).

	Balance at March 2, 2002	Additions	Charges Utilized	Balance at June 1, 2002
Workforce reduction	$457	$—	$(457)	$—

Note (12) Contingencies

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and our Annual Report on Form 10-K filed on May 31, 2002 with the Securities and Exchange Commission.

When used in the discussion below, the words “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend “and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expectations regarding net income or losses, trends in average selling prices, gross margins and revenues, expected cost of revenues and sources of revenues, changes in product mix, inventory levels, the adequacy of allowances for doubtful accounts, expectations regarding expenses, including investments in product development, expected stock-based compensation expenses, expected cost structure reductions as a result of restructuring, statements regarding our critical accounting policies, the adequacy of capital resources and expected variations in capital requirements, expectations regarding capital expenditures and growth of operations and infrastructure, strategic investments, plans to expand sales organizations, the features and benefits of our current and future products, expectations regarding the development and maintenance of strategic distribution relationships and our foreign currency risk management strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our ability to develop and maintain strategic relationships, and the matters discussed in “Factors That May Affect Future Results and Market Price of Our Stock.” These forward-looking statements speak only as of the date thereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of metropolitan area networking solutions that enable service providers to convert raw bandwidth into profitable services over legacy and next-generation infrastructures. Our products consist of advanced routers that enable service providers to offer a wide range of products and services that increase revenue and maintain customer loyalty.

Riverstone was created by the combination of two businesses previously acquired by Cabletron. These businesses are Zeitnet, which Cabletron acquired in 1996, and Yago Systems, which Cabletron acquired in 1998. The majority of our net revenues come from sales of our routers. We began shipping products outside the United States in fiscal year 2000, and these shipments accounted for 55% of our net revenues during the first quarter of fiscal 2003 compared to 38% during the comparable quarter of fiscal 2002.

Our industry has experienced an erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, which may reduce our gross margins or revenues. We expect our quarterly gross margins to fluctuate with changes in our product mix. Most of our sales within the United States have been through direct sales channels. We intend to add and maintain a limited number of strategic distribution relationships that complement our direct sales efforts. International sales are made through a combination of direct and indirect sale efforts. In fiscal 2002, we initiated sales and marketing efforts internationally, focusing initially on Europe and Asia. As part of this effort, we have negotiated separate reseller agreements with various network integrators in Europe and Asia.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our Report on Form 10-K for the fiscal year ended March 2, 2002.

Results of Operations

The following table sets forth for the period indicated certain financial data as a percentage of net revenues:

	Three months ended
	June 1, 2002		June 2, 2001
Net revenues	100%		100%
Cost of revenues	50		43
Stock-based compensation	—		—

Total cost of revenues	50		43

Gross profit	50		57
Operating expenses:
Research and development	40		30
Sales and marketing	45		30
General and administrative	18		11
Stock-based compensation	2		1

Total operating expenses	105		72

Operating loss	(55)		(15)
Interest and other income, net	10		(5)
Interest expense	(7)		—

Loss before income taxes	(52)		(10)
Income taxes	(1)		—

Net loss	(53	) %	(10	) %

Net Revenues.    Net revenues were $30.1 million for the three months ended June 1, 2002, a $14.1 million or 32% decrease as compared with net revenues of $44.2 million for the three months ended June 2, 2001. The decrease in net revenues was primarily due to lower unit sales of our routers due to unfavorable economic conditions and weaker capital spending compared to the same period in the prior year. During the first three months of fiscal year 2003, revenues from international regions decreased at a lower rate than United States revenues. International revenues for the first quarter of fiscal year 2003 were 55% of revenues compared with 38% of revenues in the same period of fiscal year 2002. During the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003, the economic downturn and the reduction of capital spending by our existing and potential customers adversely impacted our product demand and made it increasingly difficult to accurately forecast our future revenues, as evidenced by declining quarterly revenues during these periods. The current economic conditions may cause future revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

In order to establish relationships with companies in markets consistent with our long-term strategic direction, we have invested in equity and convertible debt of private and public companies. During the three months ended June 1, 2002, sales to these strategic investee companies represented 7% of net revenues, with sales to no one investee company exceeding 4% of net revenues.

Cost of Revenues.    Cost of revenues includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty, contractual obligations, customer service and support. Cost of revenues for the three months ended June 1, 2002 were $15.0 million with a gross margin of 50%, compared with cost of revenues of $19.2 million for the three months ended June 2, 2001 and a gross margin of 57%. The decrease in cost of revenues is primarily related to the decrease in sales volume. The decrease in gross margin is primarily attributable to lower shipment volumes and the impact of certain fixed costs as well as a change in product mix. Our gross margins are highly variable due to many factors such as our and our competitors’ pricing policies and new product introductions by us or by our competitors.

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

Research and development expenses excluding stock-based compensation were $12.2 million for the three months ended June 1, 2002, a decrease of approximately $1.1 million over the comparable quarter in fiscal year 2002. Research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 40% and 30% of net revenues in the three months ended June 1, 2002 and June 2, 2001, respectively. The increase in research and development expenses as a percentage of revenues for the three months ended June 1, 2002 compared with the three months ended June 2, 2001, was primarily due to the decrease in revenues. The decrease in absolute dollars was primarily due to cost cutting measures including the restructuring program that was initiated in the fourth quarter of fiscal year 2002. Research and development is essential to our future success and we expect our research and development expenses to slightly increase in absolute dollars and vary as a percent of revenues as we continue to devote significant resources to research and development in the foreseeable future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, and trade shows, advertising and promotional expenses. Sales and marketing expenses excluding stock-based compensation were $13.4 million for the three months ended June 1, 2002, an increase of $318,000 over the comparable quarter in fiscal year 2002. Sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 45% and 30% of net revenues in the three months ended June 1, 2002 and June 2, 2001, respectively. The increase in sales and marketing expenses as a percentage of revenues for the three months ended June 1, 2002 compared with the three months ended June 2, 2001 was primarily attributable to the decrease in revenues. The increase in absolute dollars in sales and marketing expenses was primarily due to the addition of international sales offices. We expect that quarterly sales and marketing expenses will not vary significantly in the near term as we continue to support our products and market segments.

General and Administrative.    General and administrative expenses consist primarily of employee compensation and related expenses, professional and contractor fees, finance, legal, facilities, human resources, amortization of goodwill and intangibles and provisions for doubtful accounts. Through August 6, 2001, included in general and administrative expenses are expenses for services provided by Cabletron under our services agreement with them.

General and administrative expenses excluding stock-based compensation were $5.5 million for the three months ended June 1, 2002, an increase of $445,000 over the comparable quarter in fiscal year 2002. General and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 18% and 11% in the three months ended June 1, 2002 and June 2, 2001, respectively. The increase from fiscal year 2002 to 2003 was due to an increase in our provision for doubtful accounts as a result of the impact of the weakening economy on our customer base. We expect that quarterly general and administrative expenses will not change significantly in the near term.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2003, we completed a goodwill impairment review and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the business fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

Interest and Other Income, Net.    Interest and other income primarily consist of income on available-for-sale investments. Interest income was $3.0 million for the three months ended June 1, 2002, compared with $2.3 million for the three months ended June 2, 2001. The increase in interest income is a direct result of increased cash and investment balances, resulting from the proceeds from the issuance of common stock to Cabletron in July 2001, stock option exercises, and net proceeds from the issuance of convertible subordinated notes in November 2001.

Interest expense.    Interest expense was $2.1 million for the three months ended June 1, 2002. Interest expense consisted of accrued interest and amortization of debt issuance costs, both attributable to the issuance of the 3.75% convertible subordinated notes in November 2001, as well as interest on trade accounts receivable that were sold to an unrelated financial institution.

Income taxes.    We recorded a $380,000 provision for income taxes for the three months ended June 1, 2002. The provision for income taxes results primarily from certain foreign and minimum tax liabilities arising in jurisdictions in which we operate. Due to our history of cumulative operating losses, we recorded a valuation allowance for deferred tax assets for the three months ended June 1, 2002 that eliminated the income tax benefit derived by applying the U.S. federal statutory rate to the net loss before income taxes we sustained during the period.

Liquidity and Capital Resources

At June 1, 2002, we had cash and cash equivalents of approximately $45.5 million, short-term investments of $199.3 million and marketable long-term investments of $166.4 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities.

The Company also has a $15.0 million credit facility available under a revolving line of credit. This borrowing facility does not require compliance with any financial covenants and can be withdrawn by the financial institution at anytime. At June 1, 2002 there was no indebtedness outstanding under this credit facility.

Net cash used in operating activities for the three months ended June 1, 2002 and June 2, 2001 was $25.3 million and $12.0 million, respectively. Cash used by operating activities in the first quarter of fiscal 2003 was primarily attributable to general operating expenses, an increase in accounts receivable and a decrease in accounts payable offset by decreased inventories and prepaid assets. Cash used by operating activities in the first quarter of fiscal 2002 was primarily due to general operating expenses, an increase in inventories and prepaid assets offset by decreased accrued expenses, deferred revenue and accounts receivable.

Net cash used in investing activities of $53.9 million and $89.8 million for the three months ended June 1, 2002 and June 2, 2001 consisted of capital expenditures, and purchases of short-term and long-term investments, partially offset by proceeds from maturities and sales of investments. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers, enterprise resource planning software applications and facility-related improvements.

Cash provided by financing activities was $1.5 million for the three months ended June 1, 2002, as compared to $4.1 million for the three months ended June 2, 2001. The net cash provided for the three months ended June 1, 2002 consisted of net proceeds from the issuance of common stock pursuant to option exercises and our employee stock purchase plan. The net cash provided for the three months ended June 2, 2001 consisted of net transfers of cash from Cabletron.

Beginning in fiscal 2002, we initiated a program to sell, from time to time, trade accounts receivables to an unrelated finance entity, with limited recourse. We account for the transfer of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” According to the accounts receivable sale agreements, we maintain the servicing of these receivables. During the three months ended June 1, 2002, we sold approximately $4.2 million in receivables, compared to none in the same period a year ago. The difference between the receivables face amount and net cash flow from the sale of receivables in any given period represents the discount on sales and is recorded as interest expense. The discount was approximately $188,000 in the first quarter of fiscal year 2003. At June 1, 2002, $7.1 million in sold trade accounts receivable remained outstanding. In conjunction with the accounts receivable sale agreements, we provide deposits to the finance entity. At June 1, 2002, we had a deposit of $495,000 with the finance entity.

We currently have operating lease commitments of $15.7 million, convertible subordinated notes of $175.0 million due December 2006 and standby letters of credit relating to lease guarantees of $8.3 million. Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business, resources we devote to developing our products and market acceptance of our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support, marketing and product development organizations, and for other general corporate activities and infrastructure. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable short-and long-term investments together with our existing credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 12 months.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Factors Related to Our Business

We have a general history of losses and cannot assure you that we will operate profitably in the future.

We have not yet achieved profitability on an annual basis, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. We incurred net losses of $30.7 million, $65.8 million and $37.4 million during fiscal years 2002, 2001 and 2000, respectively and $15.9 million during the three months ended June 1, 2002. Portions of our financial data are based on Cabletron’s financial statements. We anticipate incurring significant sales and marketing, product development and general and administrative expenses, requiring us to realize significantly higher revenue to achieve and sustain profitability.

Because the United States, Europe and Asia-Pacific are experiencing an economic slowdown, our ability to increase or sustain our revenues may be limited. The events on September 11, 2001 and other terrorist attacks, as well as concerns regarding any related conflicts or similar events worldwide, have increased uncertainty in the U.S. These events have decreased our ability to project our revenue in future quarters and may decrease the amount of funds our customers commit to information technology infrastructure spending. Any reduction in or delay of capital spending by our customers due to the events of September 11, 2001 and recent economic, political and social turmoil will reduce our future revenue and profitability.

Our focus on sales to service provider customers subjects us to risks that may be greater than those for providers with a more diverse customer base.

Our customers consist of local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers and cable operators whose businesses depend on the continuing demand for differentiated services by their customers. Service provider companies generally have been adversely impacted by the current global economic slowdown. The developing service provider market has become very competitive and price sensitive. Poor conditions in the service provider market have reduced capital expenditures on technology infrastructure. We have experienced reductions and order delays from our service provider customers. Our exposure to these risks is greater than it is for other vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by our competitors in their relationships with corporate and other customers, including:

•
service providers that are heavily dependent upon financing, particularly from the high yield debt market, may decrease their infrastructure purchases as a result of limited financing availability or interest rates increases;

•	weak economic conditions may cause service providers to postpone or reduce capital expenditures;

•	the introduction, or the planned introduction, of new products and product enhancements, which could cause service providers to cancel, reduce or delay existing orders;

•
any failure of a service provider’s service to its customers that it attributes to our products, whether or not our products actually failed, which could lead to substantial negative publicity and undermine our sales; and

•
the low level of brand loyalty demonstrated by service providers, which may cause them to switch to another supplier that provides, or that they believe provides, superior performance or cost-effectiveness.

The occurrence of these events may lead to our customers delaying orders, delivery times or payments for our products, or require us to increase the time and cost associated with our sales efforts.

Our quarterly revenue and operating results are likely to fluctuate which could cause us to miss quarterly revenue targets and result in a decline in our stock price.

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

Certain of our customers do not have or do not wish to commit the financial resources necessary to purchase our products without financing, and these customers expect us to arrange their financing. These financing arrangements can expose us to our customers’ credit risks and in the past we have experienced customer defaults. Due to continuing public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their equity securities. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. At June 1, 2002, our guaranteed lease payments amounted to $8.3 million. In the past, we benefited from Cabletron’s resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we are a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues.

We purchase several key components for our products from single or limited sources and could lose sales if these sources fail to fulfill our needs.

We purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. We have worked with NEC, Agere and LSI Logic to develop several of our key proprietary application specific integrated circuits, or ASICs. These proprietary ASICs are very complex, and NEC, Agere and LSI Logic are our sole source suppliers for the specific types of ASICs that they supply to us. We do not have a long-term fixed price or minimum volume agreement with any of these suppliers. Should we encounter problems with NEC, Agere or LSI Logic, we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our routers.

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

Our customers demand a high level of customer service and support. Our customer service and support functions are provided by our internal product support groups. We have transitioned all of these functions from a combination of internal and external support to our internal customer service group, RTAC group, and field technical support group. If we are unable to manage these functions internally and satisfy our customers with a high level of service and support, any resulting customer dissatisfaction could impair our ability to retain customers and make future sales. We have also considered, and could consider in the future, using other third parties to provide certain customer support services. We may be unable to manage effectively those third parties who may provide support services for us and they may provide inadequate levels of customer support.

We continue to expand our international sales effort, and marketing and distributing our products outside of the United States may require increased expenses and greater exposure to risks that we may not be able to successfully address.

Our growth strategy depends in part on the expansion of our international sales and operations. International sales increased to 55% during the three months ended June 1, 2002 from 38% during the three months ended June 2, 2001. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas and tariffs, export controls and other trade barriers. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may determine to engage in hedging transactions to minimize the risk of fluctuations, and if we are not successful in managing hedging transactions, we could incur losses.

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

We plan to continue to make strategic investments in the future. However, we may not realize in full the anticipated benefits of our current and future strategic investments. The companies in which we invest may not make, may reduce or may terminate product purchases from us. We may lose all or a portion of the amount invested. We assess the fair value of our strategic investments quarterly and may be required to record impairment charges against our strategic investments. During the fourth quarter of the fiscal year ended March 2, 2002, certain private companies in which we held investments were experiencing financial declines and were not likely to be able to raise capital to continue operations. As a result, we determined that investments in these investees had declined in fair market value on an other-than-temporary basis and accordingly recorded an impairment charge of $22.1 million against strategic investments. We incurred no investment write-downs during the three months ended June 1, 2002. Factors we consider important that could trigger an impairment charge include the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. If we determine to reduce the carrying value of one of our investments, such a reduction could adversely affect our financial condition and results of operations.

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

If we are unable to attract, integrate, manage and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Romulus Pereira, our president and chief executive officer.

We believe our future success also depends on our ability to attract, integrate, manage and retain highly skilled managerial, engineering, sales and marketing, finance, customer support and manufacturing personnel. Competition for these personnel is intense, and in the past, we have had difficulty hiring employees in our desired time frame, particularly software and hardware engineers. We may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

We face risks related to the pending formal SEC Investigation of Enterasys and certain of its affiliates.

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

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Enterasys common stock and options to purchase Enterasys common stock. Our directors also hold options to purchase stock of Aprisma. Conflicts of interest may arise between Enterasys and us in a number of areas relating to our past and ongoing relationships, including tax, indemnification, intellectual property and other matters arising from our separation from Cabletron, which is now Enterasys. These factors could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Enterasys, Aprisma and us. In our certificate of incorporation we have renounced any interest in business opportunities that are presented to Cabletron (now known as Enterasys), its subsidiaries, or our officers or directors who are employees of Enterasys or its subsidiaries at the time the opportunity is presented.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended March 2, 2002.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Information with respect to this item is incorporated by reference to Note (12) of the Notes to the Condensed Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

(a)  List of Exhibits:    None

(b)  Reports on Form 8-K:    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERSTONE NETWORKS, INC. (Registrant)

/s/ ROMULUS S. PEREIRA
Romulus S. Pereira President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: June 25, 2002

/s/ ROBERT STANTON
Robert Stanton Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated: June 25, 2002