Form 10-Q
period 2002-08-31
RIVERSTONE NETWORKS INC
filed 2002-10-03
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32269

RIVERSTONE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4596178 (I.R.S. Employer Identification no.)

5200 Great America Parkway, Santa Clara, CA 95054
(Address of principal executive offices and zip code)

(408) 878-6500
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of September 26, 2002 there were 122,705,113 shares of the Registrant’s common stock outstanding.

INDEX

RIVERSTONE NETWORKS, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Aug 31, 2002	Mar 2, 2002
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$97,427	$123,095
Short-term investments	134,807	160,779
Accounts receivable, net	22,698	42,535
Inventories	23,292	20,155
Prepaid expenses and other current assets	8,782	13,173

Total current assets	287,006	359,737

Property and equipment, net	16,675	22,508
Intangible and other long-term assets, net	25,378	27,414
Long-term investments	197,680	201,962

Total assets	$526,739	$611,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,938	$34,873
Deferred revenue	7,785	9,012
Accrued compensation	8,148	9,166
Other accrued liabilities	15,203	8,475

Total current liabilities	49,074	61,526

Long-Term Liabilities:
Convertible subordinated notes	175,000	175,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,227	1,224
Additional paid-in capital	450,061	451,645
Accumulated deficit	(146,166)	(72,175)
Unearned stock-based compensation	(4,715)	(6,543)
Accumulated other comprehensive income	2,258	944

Total stockholders’ equity	302,665	375,095

Total liabilities and stockholders’ equity	$526,739	$611,621

(1)
The balance sheet at March 2, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for the complete financial statements.

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	Aug 31, 2002	Sep 1, 2001	Aug 31, 2002	Sep 1, 2001
Net revenues	$10,673	$55,250	$40,773	$99,417
Cost of revenues	7,337	23,734	22,209	42,805
Stock-based compensation	81	93	165	186

Total cost of revenues	7,418	23,827	22,374	42,991

Gross margin	3,255	31,423	18,399	56,426
Operating expenses:
Research and development	12,382	13,591	24,588	26,877
Sales and marketing	13,905	13,690	27,320	26,787
General and administrative	16,359	5,778	21,841	10,815
Restructuring charge	8,294	—	8,294	—
Stock-based compensation	537	1,027	1,105	1,619

Total operating expenses	51,477	34,086	83,148	66,098

Operating loss	(48,222)	(2,663)	(64,749)	(9,672)
Interest and other income, net	3,174	2,738	6,194	5,053
Interest expense	(2,009)	(11)	(4,071)	(26)
Loss on investments	(10,677)	—	(10,677)	—

Income (loss) before income taxes	(57,734)	64	(73,303)	(4,645)
Income taxes	308	—	688	—

Net income (loss)	$(58,042)	$64	$(73,991)	$(4,645)

Net income (loss) per share:
Basic and diluted	$(0.47)	$0.00	$(0.60)	$(0.04)

Weighted average number of shares outstanding:
Basic	122,705	111,254	122,642	109,372
Diluted	122,705	135,573	122,642	109,372

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	Aug 31, 2002	Sep 1, 2001
Cash flows from operating activities:
Net loss	$(73,991)	$(4,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,431	4,171
Amortization	249	776
Provision for losses on accounts receivable	13,501	2,875
Stock-based compensation	1,270	1,806
Loss on investments	10,677	—
Non-cash restructuring costs	3,795	—
Other non-cash items	741	(2,000)
Changes in assets and liabilities:
Accounts receivable	6,336	(9,420)
Inventories	(3,754)	(2,509)
Prepaid expenses and other current assets	4,391	(1,994)
Accrued expenses and accounts payable	(11,601)	7,059
Long-term assets	1,787	—
Deferred revenue	(1,227)	(781)

Net cash used by operating activities	(41,395)	(4,662)

Cash flows from investing activities:
Capital expenditures	(4,141)	(6,203)
Proceeds from maturities of available-for-sale investments	152,912	239,972
Proceeds from sales of available-for-sale investments	85,415	—
Purchases of available-for-sale investments	(204,120)	(371,047)
Purchases of other long-term investments, net	(13,425)	(2,257)

Net cash provided (used) by investing activities	16,641	(139,535)

Cash flows from financing activities:
Net transfers from Cabletron	—	2,799
Proceeds from issuance of common stock	1,477	126,578
Adjustment to transfer from former parent	(2,500)	—

Net cash provided by financing activities	(1,023)	129,377

Effect of foreign exchange rate changes on cash	109	—

Net decrease in cash and cash equivalents	(25,668)	(14,820)
Cash and cash equivalents, at beginning of period	123,095	167,949

Cash and cash equivalents, at end of period	$97,427	$153,129

Other cash flow information:
Cash paid for interest	$3,464	$29

Cash paid for taxes	$263	$—

Non-cash investing and financing activities:
Issuance of common stock for long-term investments	$—	$13,000

Assets acquired from and liabilities transferred to former parent	$—	$8,640

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Business Operations

Riverstone Networks designs and manufactures routers that enable service providers to convert network bandwidth into differentiated services for their customers. The Company was created by the combination of two businesses previously acquired by Cabletron: Zeitnet, Inc. (“Zeitnet”), which Cabletron acquired in 1996 and Yago Systems, Inc. (“Yago”), which Cabletron acquired in 1998.

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

Note (2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Riverstone pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Riverstone and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at August 31, 2002 and the operating results and cash flows for the six months ended August 31, 2002 and September 1, 2001, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended March 2, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 2, 2002 has been derived from audited financial statements as of that date. Operating results for the six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 1, 2003.

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

Note (3) Reclassifications

Effective in the first quarter of fiscal 2003, the Company began reporting convertible debt securities in privately held companies in long-term investments on its balance sheet. Revenues from certain geographic regions have also been combined differently. Convertible debt securities and revenues by geographic region for all previous periods have been reclassified to conform to the August 31, 2002 presentation. These reclassifications had no impact on working capital or results of operations.

Note (4) Strategic Investments

The Company has certain strategic investments in private and public debt and equity securities. These investments are accounted for using the cost method as Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. These investments are inherently risky as the Company’s ability to recover its investments in these companies is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. Riverstone could lose its entire investment in these companies. The Company reviews the carrying value of these investments at the end of each reporting period to assess whether any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events for each of the investees. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. The Company also assesses possible impairment of its investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the three months ended August 31, 2002, certain private companies in which the Company held investments were experiencing financial declines and therefore might not be able to raise sufficient funding to operate in the next six to twelve months. In addition, the prolonged economic downturn has further negatively affected the financial performance of companies in the telecommunications sector. As a result, the Company determined that its investment portfolio had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of $10.7 million. As of August 31, 2002, the Company’s strategic investment portfolio totaling $42.6 million was included in long-term investments. Accounts receivable from these investees totaled $6.9 million as of August 31, 2002. During the three and six months ended August 31, 2002, sales to strategic investee companies represented approximately 3.6% and 6.8% of net revenues, respectively, with sales to no one investee company exceeding 2.5% of net revenues.

Note (5) Inventories

Inventories consist of the following at August 31, 2002 and March 2, 2002 (in thousands):

	Aug 31, 2002	Mar 2, 2002
Raw materials	$3,545	$1,918
Finished goods	8,847	6,800
Consignment	10,900	11,437

Total inventories, net	$23,292	$20,155

Note (6) Recently issued accounting principles

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

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	Aug 31, 2002	Sep 1, 2001	Aug 31, 2002	Sep 1, 2001
Reported net income (loss)	$(58,042)	$64	$(73,991)	$(4,645)
Goodwill amortization	—	388	—	776

Adjusted net income (loss)	$(58,042)	$452	$(73,991)	$(3,869)

Reported basic and diluted net loss per share	$(0.47)	$0.00	$(0.60)	$(0.04)
Goodwill amortization	—	—	—	0.01

Adjusted basic and diluted net loss per share	$(0.47)	$0.00	$(0.60)	$(0.03)

Note (7) Customer Concentration

During the three months ended August 31, 2002, one reseller customer accounted for 11% of net revenues, compared with one reseller customer accounting for more than 10% of net revenues in the quarter ended September 1, 2001. During the three months ended August 31, 2002 and September 1, 2001, sales to strategic investee companies represented approximately 3.6% and 18.9% of net revenues, respectively, with sales to no one investee company exceeding 2.5% and 9.6% of net revenues, respectively. For the six months ended August 31, 2002 and September 1, 2001, sales to strategic investee companies represented approximately 6.8% and 10.5% of net revenues, respectively, with sales to no one investee company exceeding 2.5% and 5.3% of net revenues, respectively.

Note (8) Net Loss Per Share

The following tables present the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	Aug 31, 2002	Sep 1, 2001	Aug 31, 2002	Sep 1, 2001
Net income (loss)	$(58,042)	$64	$(73,991)	$(4,645)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per common share	122,705	111,254	122,642	109,372
Weighted average dilutive potential common stock	—	24,319	—	—

Weighted average shares of dilutive common stock outstanding used in computing diluted net income (loss) per common share	122,705	135,573	122,642	109,372

Net income (loss) per share
Basic	$(0.47)	$0.00	$(0.60)	$(0.04)

Diluted	$(0.47)	$0.00	$(0.60)	$(0.04)

The diluted net loss per share is equivalent to the basic net loss per share during three months ended August 31, 2002 and six months ended August 31, 2002 and September 1, 2001 because the Company has experienced losses in these periods and thus no potential common shares from the exercise of stock options or warrants have been included in the net loss per share calculation. Common stock equivalents of 5,590 shares at a weighted-average price of $1.38, 706,918 shares at a weighted-average price of $2.39 and 24,557,021 shares at a weighted-average price of $5.37 were excluded from the calculation of diluted net loss per share for the three months ended August 31, 2002 and six months ended August 31, 2002 and September 1, 2001, respectively, because their effect would have been anti-dilutive. For the three and six months ended August 31, 2002, an additional 9,636,567 shares from the assumed conversion of the convertible subordinated notes were excluded from the computation of diluted net loss per share because their effect on earnings per share was also anti-dilutive.

Note (9) Segment Reporting

Revenues based on product shipment destination from unaffiliated customers by geographic region are as follows (in thousands):

	Three months ended		Six months ended
	Aug 31, 2002	Sep 1, 2001	Aug 31, 2002	Sep 1, 2001
Sales to unaffiliated customers:
United States	$3,270	$28,214	$16,911	$55,113
Korea	2,369	1,999	10,000	1,999
China	597	9,579	7,339	15,166
Japan	2,019	2,920	3,916	7,850
Other	2,418	12,538	2,607	18,892

Total trades sales	10,673	55,250	40,773	99,020

Sales to related parties	—	—	—	397

Total sales	$10,673	$55,250	$40,773	$99,417

Note (10) Other Comprehensive Income

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three months ended		Six months ended
	Aug 31, 2002	Sep 1, 2001	Aug 31, 2002	Sep 1, 2001
Net income (loss)	$(58,042)	$64	$(73,991)	$(4,645)
Other comprehensive income:
Change in net unrealized gain on investments, net of tax	1,159	375	1,205	577
Foreign currency translation adjustment	7	(178)	109	119

Total comprehensive loss	$(56,876)	$261	$(72,677)	$(3,949)

The components of accumulated comprehensive income (loss), net of tax, were as follows (in thousands):

	Aug 31, 2002	Mar 2, 2002
Other comprehensive income:
Accumulated net unrealized gain on available-for-sale investments, net of tax	$2,253	$1,048
Accumulated foreign currency translation adjustment	5	(104)

Total accumulated other comprehensive income	$2,258	$944

Note (11) Restructuring Charges

On February 28, 2002, the Company announced a restructuring (“Q4 Restructuring”) in an effort to align the Company’s business operations with the current market as well as service provider and carrier industry conditions. The Q4 Restructuring included a worldwide workforce reduction, discontinuance of a product line and asset write-offs related to the workforce reduction. The Q4 Restructuring resulted in the reduction of approximately 50 employees across all business functions and geographic locations. For the year ended March 2, 2002, the Company recorded charges of approximately $0.5 million, $0.9 million and $1.9 million relating to severance, discontinued product line and asset write-offs, respectively.

In the second quarter of fiscal year 2003, the Company’s management approved restructuring actions (“Q2 Restructuring”) to respond to the continuing global economic downturn and to attempt to reduce the Company’s cost structure by streamlining operations and prioritizing resources in strategic areas of its business. For the quarter ended August 31, 2002, the Company recorded a restructuring charge of $8.3 million to reflect the Q2 Restructuring actions. This charge consisted of severance and other employee costs resulting from a reduction in force of approximately 125 employees, across all geographic locations, business functions and job classes, as well as costs related to a discontinued product line and asset write-offs. The Company expects to pay the employee-related severance during the third quarter of fiscal year 2003. The Company discontinued a product line due to a shift in focus on product offerings resulting from the Q2 Restructuring.

The following table sets forth the restructuring activities during the six months ended August 31, 2002 and the balance of the accrued restructuring charges as of August 31, 2002, which is included in “Other Accured Liabilities” in the Condensed Consolidated Balance Sheet (in thousands):

	Employee Severance and Other Related Benefits	Non-Cash Charges Relating Discontinued Product Line and Assets Write-Offs	Total Charges
Balance as of March 2, 2002	$457	$—	$457
Restructuring charges	4,499	3,795	8,294
Cash payments	$(457)	—	$(457)

Balance as of August 31, 2002	$4,499	$3,795	$8,294

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

The Company has granted options to purchase shares of its common stock under its 2000 Equity Incentive Plan to its employees and employees of Cabletron and Cabletron’s affiliates and to the Company’s advisors and consultants. As a result of the nature of the persons who received these options and the vesting provisions of these options granted prior to February 22, 2001, the Company may have violated the California state securities laws. Because these option grants may not have been qualified or exempt from qualification under California state securities laws, certain persons residing in California who received these options may have a claim against the Company. Costs associated with these option grants could be significant. The Company has determined not to offer to repurchase the options.

On January 31, 2002, the Securities and Exchange Commission notified Enterasys that it had commenced an “Order of Investigation” into Enterasys’ and certain of its affiliates’ accounting practices. The Company has responded to a subpoena seeking certain documents and information in connection with the Enterasys investigation that the Company received on June 24, 2002 from the SEC. As of the date of this Report, The Company is unable to predict what, if any, impact the SEC investigation into Enterasys’ prior accounting practices may have on Riverstone. The Company could be required to take actions not presently contemplated, which could be expensive, divert management’s attention from other business concerns and harm its business. In addition, the ongoing SEC inquiry into Enterasys may contribute to volatility in the price of the Company’s common stock.

        Beginning in July 2002, several complaints were filed in the U.S. District Court for the Northern District of California, on behalf of purported classes of persons who purchased Riverstone’s securities at various times between August 10, 2001 and June 19, 2002. The complaints name as defendants the Company and certain of its officers and directors, allege that they violated federal securities laws by making false and misleading statements about the Company’s business and seek unspecified compensatory damages and other relief. In addition, in August 2002, a shareholder derivative lawsuit, captioned Bruhn v. Pereira, et al., No. CV810290, was filed in California Superior Court. The complaint alleges that the Company’s directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the disclosure of the Company’s publicly reported financial results and guidance and seeks unspecified damages as well as equitable and/or injunctive and other relief. Neither the Company nor its officers and directors have responded to these actions. The Company intends to vigorously defend these proceedings.

Riverstone is not aware of any other legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on Riverstone’s business, operating results or financial condition. Riverstone may in the future be party to litigation arising in the course of its business, including claims that Riverstone allegedly infringes third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

When used in the discussion below, the words “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend “and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expectations regarding net income or losses, trends in average selling prices, gross margins and revenues, expected cost of revenues and sources of revenues, changes in product mix, inventory levels and accruals for inventory reserves, the adequacy of allowances for doubtful accounts and accruals for warranty costs, expectations regarding interest and other income, expectations regarding expenses, including investments in product development, expected cost structure reductions as a result of restructuring and the timing of severance payments, statements regarding our critical accounting policies, the adequacy and use of capital resources and expected variations in capital requirements, expectations regarding capital expenditures and infrastructure, strategic investments, strategic and operational alternatives, plans to maintain sales, support, marketing and product development organizations, the features and benefits of our current and future products, expectations regarding the development and maintenance of strategic distribution relationships, the volatility of our stock price and our foreign currency risk management strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our ability to develop and maintain strategic relationships, and the matters discussed in “Factors That May Affect Future Results and Market Price of Our Stock.” These forward-looking statements speak only as of the date thereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our industry has experienced an erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, which may reduce our gross margins or revenues. We expect our quarterly gross margins to fluctuate with changes in our product mix. Most of our sales within the United States have been through direct sales channels. We intend to add and maintain a limited number of strategic distribution relationships that complement our direct sales efforts. International sales are made through a combination of direct and indirect sales efforts. Starting in fiscal 2002, we initiated sales and marketing efforts internationally, focusing initially on Europe and Asia. As part of this effort, we have negotiated separate reseller agreements with various network integrators in Europe and Asia. We began shipping products outside the United States in fiscal year 2000, and these shipments accounted for 69% of our net revenues during the quarter ended August 31, 2002 compared to 49% during the quarter ended September 1, 2001. For the six months ended August 31, 2002 and September 1, 2001, international sales were 59% and 44% of net revenues, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Our most important accounting policies often require us to make estimates and judgments of uncertain matters that could have a material effect on our results of operations during the period reported and the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Lease Financing.  We may enter into transactions in which customers receive financing for the purchase of Company equipment from third party leasing organizations, who in turn remit payment to us. In certain transactions during the second quarter of fiscal year 2002, the Company guaranteed a portion of the customer’s lease payments to be made to the lessor. We record these transactions consistent with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”) and related interpretations. Substantially all of our customer leasing transactions involve capital leases. When we provide a financing guarantee, we record revenue at the time of shipment, subject to a sales reserve. We base the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience. Accordingly, we have deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users. As of August 31 and March 2, 2002, we had guaranteed payments associated with lease transactions of approximately $8.3 million and $9.4 million, respectively. If the customer defaults are higher than our historical experience, an increase in sales reserves would be made in the period in which such a determination was made and our revenues could be adversely affected. We have not entered into any lease financing transactions since September 2001.

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

Accounts receivable.  We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experiences. During the three and six months ended August 31, 2002, we recorded a charge for doubtful accounts of approximately $12.7 million and $14.7 million, respectively, as a result of the lengthening economic downturn and continued poor results experienced by telecommunications service providers including a decline in the financial condition of some of our customers. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what actually occurs in the future.

Strategic Investments.  As part of our long-term strategy, we have made investments in equity and convertible debt of public and private companies. We hold less than 20% of the equity of each of these companies and we do not have the ability to exercise significant influence over their operations. Accordingly, these investments are accounted for using the cost method. We use independent valuations or recent third party investments of cash for equity to support the initial carrying value of the investments. We review the carrying value of these investments at the end of each reporting period to assess whether any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events for each of the investees. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for more than six months or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. The Company also assesses possible impairment of its investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the three months ended August 31, 2002, certain of these investees were experiencing financial declines and therefore, might not be able to raise sufficient funding to operate in the next six to twelve months. In addition, the prolonged economic downturn has further negatively affected the financial performance of companies in the telecommunications sector. As a result, we determined that our investment portfolio had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of $10.7 million. Our ability to recover investments from these investees is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. All of these factors are difficult to predict, particularly in the current economic environment and our net income in the future could be adversely affected by additional investment impairment charges. If one or more of our investees experience a significant financial decline, our estimates of the recoverability of our investments, and proceeds from return on investments, if any, from these investees could be adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenues:

	Three months ended		Six months ended
	Aug 31, 2002	Sep 1, 2001	Aug 31, 2002	Sep 1, 2001
Net revenues	100%	100%	100%	100%
Cost of revenues	69	43	55	43
Stock-based compensation	1	—	—	—

Total cost of revenues	70	43	55	43
Gross margin	30	57	45	57
Operating expenses:
Research and development	116	25	60	27
Sales and marketing	130	25	67	27
General and administrative	153	11	54	11
Restructuring expenses	78	—	20	—
Stock-based compensation	5	2	3	2

Total operating expenses	482	62	204	67
Operating loss	(452)	(5)	(159)	(10)
Interest and other income, net	30	5	15	5
Interest expense	(19)	—	(10)	—
Loss on investments	(100)	—	(26)	—

Income (loss) before income taxes	(541)	—	(180)	(5)
Income taxes	3	—	2	—

Net income (loss)	(544)%	—%	(182)%	(5)%

Net Revenues.  Net revenues were $10.7 million for the three months ended August 31, 2002, a $44.6 million or 81% decrease as compared with net revenues of $55.3 million for the three months ended September 1, 2001. Net revenues were $40.8 million for the six months ended August 31, 2002 and $99.4 million for the six months ended September 1, 2001, representing a decrease of 59% from the first six months of fiscal year 2002 to the first six months of fiscal year 2003. The decrease in net revenues was primarily attributable to lower unit sales of our routers due to unfavorable economic conditions and weaker capital spending compared to the same periods in the prior year. We market and sell our products primarily through resellers, distributors and, to a lesser extent, direct to end-users. For the three months ended August 31, 2002 and September 1, 2001, our international revenues accounted for 69% and 49% of net revenues, respectively. For the six months ended August 31, 2002 and September 1, 2001, international revenues were 59% and 44% of net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of net revenues for the foreseeable future, although international sales as a percentage of net revenues may fluctuate from quarter to quarter.

The continued economic downturn and the reduction in capital spending by our existing and potential customers have adversely impacted the demand for our products and have made it increasingly difficult to accurately forecast our future revenues, as evidenced by declining quarterly revenues during the periods presented. Our sales cycle typically spans over several months as it involves a lengthy product evaluation and qualification process, and a significant commitment of resources from customers. Even after making the decision to purchase our products, customers may deploy the products slowly or delay implementation altogether. The current economic conditions may cause future revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

In order to establish relationships with companies in markets consistent with our long-term strategic direction, we have invested in equity and convertible debt of private and public companies. During the three and six months ended August 31, 2002, sales to these strategic investee companies represented approximately 3.6% and 6.8% of net revenues, respectively, with sales to no one investee company exceeding 2.5% of net revenues.

Cost of Revenues.    Cost of revenues includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty, contractual obligations, customer service and support. Cost of revenues for the three months ended August 31, 2002 were $7.4 million with a gross margin of 30.5%, compared with cost of revenues of $23.8 million for the three months ended September 1, 2001 and a gross margin of 56.9%. Cost of revenues for the six months ended August 31, 2002 were $22.4 million with a gross margin of 45.1% compared to cost of revenues of $43.0 million and a gross margin of 56.8% for the six months ended September 1, 2001. The decrease in cost of revenues is primarily related to the decrease in our sales volume. The decrease in gross margin is primarily attributable to lower shipment volumes and the impact of certain fixed costs as well as a change in product mix.

Our gross margins are highly variable due to many factors such as our and our competitors’ pricing policies and new product introductions by us or by our competitors. We have outsourced our manufacturing and repair operations. The contract manufacturer manufactures our products using quality assurance standards that we established. We have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based on forecasts we provide it and the actual component usage and product sales are significantly lower than we had forecast. Gross margin may be adversely affected in the future by increases in material or labor costs, excess and obsolete inventory, changes in shipment volume, increased price competition, geographic mix and changes in channel of distribution or in the mix of products sold. We accrue for reserves for excess and obsolete inventory based on our estimates of future sales. We believe the accruals we have made for inventory are adequate; however, if the demand for our products differs significantly from our estimates, we may need to revise our inventory reserves, which could adversely affect our gross margin. We accrue estimated costs for warranty obligations based on our historical experience and our expectation of future warranty costs for delivered products. We believe the accruals we have made for warranty costs are adequate to address known warranty issues, however, if actual warranty costs are significantly different from the estimates, we may need to revise our warranty accrual and the impact could adversely affect the gross margin for a given period.

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

Research and development expenses excluding stock-based compensation were $12.4 million for the three months ended August 31, 2002, a decrease of approximately $1.2 million over the comparable quarter in fiscal year 2002. Research and development expenses excluding stock-based compensation were $24.6 million for the six months ended August 31, 2002, a decrease of approximately $2.3 million over the comparable period in fiscal year 2002. Research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 116% and 25% in the three months ended August 31, 2002 and September 1, 2001, respectively. For the first six months of fiscal 2003 and 2002, research and development expenses, excluding stock-based compensation, as a percentage of net revenues were 60% and 27%, respectively. The increase in research and development expenses as a percentage of revenues for the three and six months ended August 31, 2002 compared with the three and six months ended September 1, 2001, was primarily due to the decrease in revenues. The decrease in absolute dollars was primarily due to cost cutting measures including the restructuring program that was initiated in the fourth quarter of fiscal year 2002 and reductions in product development expenses such as non-recurring engineering costs and prototype expenses. Research and development is essential to our future success and we expect our research and development expenses to decrease in absolute dollars and vary as a percentage of revenues in the foreseeable future as a result of our recent restructuring program.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, and trade shows, advertising and promotional expenses. Sales and marketing expenses excluding stock-based compensation were $13.9 million for the three months ended August 31, 2002, an increase of $215,000 over the comparable quarter in fiscal year 2002. Sales and marketing expenses excluding stock-based compensation were $27.3 million for the six months ended August 31, 2002, an increase of $533,000 over the comparable period in fiscal year 2002. Sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 130% and 25% in the three months ended August 31, 2002 and September 1, 2001, respectively. For the first six months of fiscal 2003 and 2002, sales and marketing expenses, excluding stock-based compensation, as a percentage of net revenues were 67% and 27%, respectively. The increase in sales and marketing expenses as a percentage of net revenues for the three and six months ended August 31, 2002 compared with the three and six months ended September 1, 2001 was primarily attributable to the decrease in revenues. The increase in absolute dollars in sales and marketing expenses was primarily due to the increase in certain marketing expenses and expansion of international operations, partially offset by cost savings from the restructuring program that was initiated in the fourth quarter of fiscal year 2002. We expect that quarterly sales and marketing expenses will decrease slightly in the near future as a result of our recent restructuring program.

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

General and administrative expenses excluding stock-based compensation were $16.4 million for the three months ended August 31, 2002, an increase of $10.6 million over the comparable quarter in fiscal year 2002. General and administrative expenses excluding stock-based compensation were $21.8 million for the six months ended August 31, 2002, an increase of $11.0 million over the comparable period in fiscal year 2002. General and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 153% and 11% in the three months ended August 31, 2002 and September 1, 2001, respectively. For the first six months of fiscal 2003 and 2002, general and administrative expenses, excluding stock-based compensation, as a percentage of net revenues were 54% and 11%, respectively. The increase in general and administrative expenses as a percentage of net revenues for the three and six months ended August 31, 2002 compared to the three and six months ended September 1, 2001 was primarily due to a decrease in net revenues and an increase in provisions for doubtful accounts. The increase in absolute dollars for the three and six months ended August 31, 2002 was primarily due to an increase of $11.3 million and $11.8 million, respectively, for provision of doubtful accounts to reflect a lengthening economic downturn and poor financial results experienced by telecommunications service providers including a general decline in the financial condition of some of our customers. We expect that quarterly general and administrative expenses, excluding reserves for doubtful accounts, will decrease slightly in the near term as a result of the recent restructuring program.

In conjunction with the implementation of FAS 142, “Accounting for Goodwill and Intangibles,” we completed a goodwill impairment review as of March 2, 2002, and found no impairment. According to our accounting policy under FAS 142, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and earnings as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in our business fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

Restructuring Charges.    In the second quarter of fiscal year 2003, we announced restructuring actions to respond to the continuing global economic downturn and to attempt to reduce our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. For the three months ended August 31, 2002, we recorded a restructuring charge of approximately $8.3 million, $4.5 million of which related to severance and other employee costs resulting from a reduction in force of approximately 125 employees across all geographic locations, business functions and job classes, and $3.8 million related to a discontinued product line and asset write-offs. We expect to pay the employee-related severance during the third quarter of fiscal year 2003. We discontinued a product line due to a shift in focus on product offerings resulting from the restructuring.

We expect that the restructuring will result in an approximately $7.0 million reduction in annual salary and payroll-related costs, depreciation and other general operating expenses.

Interest and Other Income, Net.    Interest and other income primarily consist of income on available-for-sale investments. Interest income was $3.2 million for the three months ended August 31, 2002, compared with $2.7 million for the three months ended September 1, 2001. For the six months ended August 31, 2002 the interest income on available-for-sale investments was $6.2 million compared to $5.1 million in the six months ended September 1, 2001. The increase in interest income is a direct result of increased cash and investment balance, resulting from the proceeds from the issuance of common stock to Cabletron in July 2001, stock option exercises, and net proceeds from the issuance of convertible subordinated notes in November 2001. We expect that interest and other income will decrease slightly in the future as we continue to consume cash for our operations.

Interest expense.    Interest expense for the three and six months ended August 31, 2002 was $2.0 million and $4.1 million, respectively. Interest expense consisted of accrued interest and amortization of debt issuance costs, both attributable to the issuance of the 3.75% convertible subordinated notes in November 2001, as well as interest on trade accounts receivable that were sold to an unrelated financial institution.

Loss on investments.    We have invested in equity and convertible debt of certain public and privately held companies. These investments have been made to establish relationships with companies in markets that we believe are consistent with our long-term strategic direction. We review the carrying value of these investments at the end of each reporting period to assess whether any impairment has occurred, based on an evaluation of historical and projected financial performance, expected cash flows and recent funding events for each of the investees. We also assess possible impairment of our investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the three months ended August 31, 2002, certain private companies in which we held investments were experiencing financial declines and might not be able to raise sufficient funding to operate in the next six to twelve months. In addition, the prolonged economic downturn has further negatively affected the financial performance of companies in the telecommunications sector. As a result, we determined that our investment portfolio had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of $10.7 million. Our ability to recover our investments in these companies and to earn a return on these investments largely depends on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. These factors are difficult to predict, particularly in the current economic environment. Continued downturns in the equity market and/or failures of the investees to achieve business objectives could further impair our investments in the future.

Income taxes.    We recorded provisions for income taxes for the three and six months ended August 31, 2002, totaling $308,000 and $688,000, respectively. The provisions for income taxes results primarily from certain foreign and minimum tax liabilities arising in jurisdictions in which we operate. Due to our history of cumulative operating losses, we recorded a valuation allowance for deferred tax assets for the three months ended August 31, 2002 that eliminated the income tax benefit derived by applying the U.S. federal statutory rate to the net loss before income taxes we sustained during the period.

Liquidity and Capital Resources

At August 31, 2002, we had cash and cash equivalents of approximately $97.4 million, short-term investments of $134.8 million and marketable long-term investments of $155.1 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities.

The Company also has a $15.0 million credit facility available under a revolving line of credit. This borrowing facility does not require compliance with any financial covenants and can be withdrawn by the financial institution at any time. At August 31, 2002 there was no indebtedness outstanding under this credit facility.

Net cash used in operating activities for the six months ended August 31, 2002 and September 1, 2001 was $41.4 million and $4.7 million, respectively. Cash used by operating activities in the six months of fiscal 2003 was primarily attributable to general operating expenses, a decrease in accounts payable and increase in inventories, partially offset by a decrease in accounts receivable and prepaid assets and non-cash charges for depreciation, provision for losses on accounts receivable, and loss on investments. Cash used by operating activities in the first six months of fiscal 2002 was primarily due to general operating expenses, an increase in inventories and other working capital items offset by increases in accounts payable and other accrued expenses.

Net cash provided by investing activities for the six months ended August 31, 2002 was $16.6 million, consisting primarily of proceeds from maturities and sales of marketable investments, partially offset by purchases of capital equipment and short-term and long-term investments. Net cash used in investing activities for the six months ended September 1, 2001 was $139.5 million and consisted of capital expenditures, and purchases of short-term and long-term investments, partially offset by proceeds from maturities and sales of investments. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers, enterprise resource planning software applications and facilities-related improvements.

Net cash used in financing activities for the six months ended August 31, 2002 was $1.0 million, consisting of an adjustment to equity relating to the spin off from Cabletron in August 2001, offset by proceeds from issuance of common stock pursuant to option exercises. Cash provided by financing activities was $129.4 million for the six months ended September 1, 2001, consisting of proceeds from issuance of common stock, exercise of stock options and net transfers from Cabletron under our agreement with them.

Beginning in fiscal 2002, we initiated a program to sell, from time to time, trade accounts receivables to an unrelated finance entity, with limited recourse. We account for the transfer of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” According to the accounts receivable sale agreements, we maintain the servicing of these receivables. During the six months ended August 31, 2002, we sold approximately $8.7 million in receivables. The difference between the receivables face amount and net cash flow from the sale of receivables in any given period represents the discount on sales and is recorded as interest expense. The discount was approximately $642,000 in the first six months of fiscal year 2003. At August 31, 2002, $5.7 million in sold trade accounts receivable remained outstanding. For the six months ended September 1, 2001, we did not enter into any accounts receivable sales transactions.

We currently have operating lease commitments of approximately $14.7 million, convertible subordinated notes of $175.0 million due December 2006 and standby letters of credit relating to lease guarantees of $8.3 million. Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business, resources we devote to developing our products and market acceptance of our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support, marketing and product development organizations, and for other general corporate activities and infrastructure. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, including repurchases of our common stock or our convertible notes, adjustments to our capital expenditures and overall spending, the restructuring of our operations and the disposition of assets. We may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable short-and long-term investments together with our existing credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 12 months.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Factors Related to Our Business

    We have a general history of losses and cannot assure you that we will operate profitably in the future.

We have not yet achieved profitability on an annual basis, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. We incurred net losses of $30.7 million, $65.8 million and $37.4 million during fiscal years 2002, 2001 and 2000, respectively and $74.0 million during the six months ended August 31, 2002. Portions of our financial data are based on Cabletron’s financial statements. We anticipate incurring significant sales and marketing, product development and general and administrative expenses, which will require us to realize significantly higher revenue in order to achieve profitability.

Because the United States, Europe and Asia-Pacific are experiencing an economic slowdown, our ability to increase or sustain our revenues may be limited. The events on September 11, 2001 and other terrorist attacks, as well as concerns regarding any related conflicts or similar events worldwide, have increased economic uncertainty in the U.S. These events have decreased our ability to project our revenue in future quarters and may decrease the amount of funds our customers commit to information technology infrastructure spending. Any reduction in or delay of capital spending by our customers due to the events of September 11, 2001 and subsequent economic, political and social turmoil will reduce our future revenue and profitability.

Our focus on sales to service provider customers subjects us to risks that may be greater than those for providers with a more diverse customer base.

Our customers consist of local exchange carriers, long distance carriers, Internet service providers, metropolitan service providers, content hosting providers and cable operators whose businesses depend on the continuing demand for differentiated services by their customers. Service provider companies generally have been adversely impacted by the current global economic slowdown. The developing service provider market has become very competitive and price sensitive. Poor conditions in the service provider market have caused service providers to reduce capital expenditures on technology infrastructure. We have experienced reductions and order delays from our service provider customers. Our exposure to these risks is greater than it is for vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by our competitors in their relationships with corporate and other customers, including:

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

Our quarterly revenue and operating results are likely to fluctuate which could cause us to miss quarterly revenue targets and results in a decline in our stock price.

We base our operating expenses on anticipated revenue trends. A high percentage of our expenses remain relatively fixed despite changes in revenue, including marketing, research and development and general administrative expenses and expenses for employee compensation other than sales commissions. This means that any failure to achieve anticipated revenues could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. For example, during the three months ended August 31, 2002, while our operating expenses, excluding provision for doubtful accounts, restructuring charges, goodwill amortization and stock-based compensation, decreased by approximately $1.4 million or 4% compared to the three months ended September 1, 2001, net revenues declined by 81% compared to the same period a year ago. As a result, operating expenses, excluding provision for doubtful accounts, restructuring charges, goodwill amortization and stock-based compensation, accounted for 280% of net revenues compared to 57% of net revenues for the same period a year ago.

Our quarterly revenue and operating results may vary significantly in the future due to a number of factors, including:

•	fluctuations in demand for our products and services;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•
the linearity of our sales within a quarter, which can fluctuate widely and subject us to risks such as unexpected disruptions in component availability, manufacturing capacity, order management, and shipping as well as cause our reseller customers to delay placing new orders until later in the following quarter when they have reduced their inventory levels;

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

Historically, a limited number of customers have accounted for a significant portion of our revenues. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. Some of our former significant customers have filed for bankruptcy and ceased operations and Tellabs has terminated its agreement with us. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We generally do not have binding commitments from our customers. If any of our large customers cancels, reduces or delays purchases, our revenues and profitability would be harmed.

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

We may be unable to expand our sales and direct and indirect distribution channels, which may hinder our ability to target multiple levels of a prospective customer’s organization, to address markets adjacent to the service provider market and to increase sales and revenues.

Our products and services require a sophisticated sales and marketing effort targeted at several levels within a prospective customer’s organization. Unless we expand our sales force and maintain high levels of marketing activity, we will be unable to increase revenues. Although we plan to continue to dedicate sales personnel to our target customers, competition for qualified sales personnel is intense, and we may be unable to hire or retain the sales personnel we require.

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

Certain of our customers do not have or do not wish to commit the financial resources necessary to purchase our products without financing, and these customers may expect us to arrange their financing. These financing arrangements can expose us to our customers’ credit risks and in the past we have experienced customer defaults. Due to continuing public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their securities or the borrowing of money. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. At August 31, 2002, our guaranteed lease payments amounted to $8.3 million. In the past, we benefited from Cabletron’s resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we are a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues. We have not entered into any lease financing transactions since September 2001.

    Some of our customers may not have the resources to pay for our products as a result of the current economic environment.

With the continued economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and as a result, may find it increasingly difficult to obtain financing on attractive terms, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and amount of revenue, which may cause our stock price to decline.

We face litigation risks that could negatively impact our business.

We are currently a defendant in several securities class action lawsuits and a derivative lawsuit, which seek damages of indeterminate amounts. We are and may in the future be subject to other litigation arising in the normal course of our business. We also face risks associated with certain option grants made to our employees and employees of Cabletron and Cabletron’s affiliates and to our advisors and consultants because, as a result of the nature of the persons who received these options and the vesting provisions of these options granted prior to February 22, 2001, we may have violated the California state securities laws. Costs associated with these option grants could be significant.

Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

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

We accrue for reserves for excess and obsolete inventory based on our expectation of future sales. We believe the accruals we have made for inventory reserves are adequate; however, if the demand for our products differs significantly from our estimates, we may need to revise our inventory reserves, which could adversely affect our gross margin for a given period.

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

Our growth strategy depends in part on the expansion of our international sales and operations. International sales increased to 32% in fiscal 2001 and 52% in fiscal 2002. During the six months ended August 31, 2002, international sales accounted for 59% of net revenues. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas, tariffs, export controls and other trade barriers, less effective protection of intellectual property and potentially negative consequences from changes in tax laws. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may determine to engage in hedging transactions to minimize the risk of fluctuations, and if we are not successful in managing hedging transactions, we could incur losses.

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

We may make strategic investments in the future. We may not realize the anticipated benefits of our current and future strategic investments. Some of our current investments have resulted in and may continue to result in losses. The companies in which we invest may not make, may reduce or may terminate product purchases from us. We may lose all or a portion of the amount invested. Our ability to recover investments from these investees is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. We assess the fair value of our strategic investments quarterly and may be required to record impairment charges against our strategic investments. We also assess possible impairment for our investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the fourth quarter of the fiscal year ended March 2, 2002, and the quarter ended August 31, 2002, certain private companies in which we held investments were experiencing financial declines and were not likely to be able to raise capital to continue operations. In addition, the prolonged economic downturn has further negatively affected the financial performance of companies in the telecommunications sector. As a result, we determined that investments in these investees had declined in fair market value on an other-than-temporary basis and accordingly recorded impairment charges of $22.1 million and $10.7 million, respectively, against strategic investments. Factors we consider important that could trigger an impairment charge include the likelihood that the related company would have insufficient cash flows to operate for the next six to twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. If we determine to reduce the carrying value of one of our investments, such a reduction could adversely affect our financial condition and results of operations.

A substantial portion of our strategic investments is and may continue to be in companies located outside of the United States. We face additional risks associated with these international investments, including political or social unrest or economic instability in the specific country or region, as well as the ability to enforce our contract rights, if necessary, in a foreign jurisdiction.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, licensing agreements and restrictions on disclosure of confidential information to protect our intellectual property rights. We cannot assure you that any patents that we hold will protect our intellectual property or provide any significant competitive advantage or will not be challenged by third parties. Other parties may also independently develop similar or competing products that do not infringe upon our patents. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

We may be subject to claims that our intellectual property infringes upon the proprietary rights of others, and a successful claim could harm our ability to sell and develop our products.

In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we or our customers, manufacturers or suppliers are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights or indemnify our customers, manufacturers or suppliers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We may be unaware of intellectual property rights of others that may cover some of our technology, product or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. We also may be subject to significant damages or injunctions against development and sale of our products.

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

In recent quarters, we initiated reductions in our workforce of both employees and contractors. These reductions have resulted in reallocations of employee duties which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business. Further, our common stock price per share has been, and may continue to be, extremely volatile. When our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition.

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

On January 31, 2002, the Securities and Exchange Commission notified Enterasys that it had commenced an “Order of Investigation” into Enterasys’ and certain of its affiliates’ accounting practices. We have responded to a subpoena seeking certain documents and information in connection with the Enterasys investigation that we received on June 24, 2002 from the SEC. As of the date of this Report, we are unable to predict what, if any, impact the SEC investigation into Enterasys’ prior accounting practices may have on us. We could be required to take actions not presently contemplated, which could be expensive, divert management’s attention from other business concerns and harm our business. In addition, the ongoing SEC inquiry into Enterasys may contribute to volatility in the price of our common stock.

Conflicts of interest may arise because our directors and executive officers have ownership interests in Enterasys and Aprisma.

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Enterasys common stock and options to purchase Enterasys common stock. Conflicts of interest may arise between Enterasys and us in a number of areas relating to our past and ongoing relationships, including tax, indemnification, intellectual property and other matters arising from our separation from Cabletron, which is now Enterasys. These factors could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Enterasys and us. In our certificate of incorporation we have renounced any interest in business opportunities that are presented to Cabletron (now known as Enterasys), its subsidiaries, or our officers or directors who are employees of Enterasys or its subsidiaries at the time the opportunity is presented.

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

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirement affecting us is maintaining a minimum closing bid of $1.00 per share. There have been periods in the second and third quarters of fiscal year 2003 when the closing bid price per share for our common stock was below $1.00. For example, on August 30, 2002, the closing bid price of our common stock was $0.90 per share. If the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, Nasdaq will provide a notice indicating that we are not in compliance with the minimum bid requirement, and we will be provided 90 calendar days to regain compliance. If, at any time within that 90-day period, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that we comply with the minimum bid requirement. If compliance with the requirement cannot be demonstrated by the end of the 90-day period, Nasdaq will provide written notification that our common stock will be delisted from The Nasdaq National Market, at which time we may appeal Nasdaq’s determination. Also effective November 1, 2002, we will need to comply with The Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10.0 million in stockholders’ equity. There can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of The Nasdaq National Market’s rules in the future. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are effective timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)  Changes in internal controls.    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Information with respect to this item is incorporated by reference to Note (12) of the Notes to the Condensed Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on July 30, 2002.

(b)  The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)  The election of one director to Class II, for a term ending 2005 or until his successor is duly elected and qualified.

	Votes For	Withheld
Piyush Patel	101,412,850	3,452,625

The terms of office of Class III director Romulus Pereira, and Class I directors Jorge A. del Calvo and Christopher Paisley, continued beyond the annual meeting.

(2)  Confirmation of the appointment of Ernst & Young LLP as the Company’s independent auditors.

Votes For	Against	Abstain	Broker Non-Votes
103,093,198	1,704,436	67,841	None

Item 5.    Other Information

In accordance with Section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the second quarter of fiscal year 2003 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit for a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the second quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Committee.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Amendment, dated April 12, 2002, to Promissory Note of Romulus Pereira.

10.2	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.3	Form of the Registrant’s Change-in-Control Severance Benefit Plan for Management and Form of Change-in-Control Severance Benefit Agreement.

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERSTONE NETWORKS, INC. (Registrant)

/s/ ROMULUS S. PEREIRA
Romulus S. Pereira President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated:  October 3, 2002

/s/ ROBERT STANTON
Robert Stanton Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:  October 3, 2002

The certifications by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

CERTIFICATIONS

I, Romulus S. Pereira, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Riverstone Networks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROMULUS S. PEREIRA
Romulus S. Pereira President, Chief Executive Officer and Director

Date:  October 3, 2002

I, Robert Stanton, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Riverstone Networks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT STANTON
Robert Stanton Executive Vice President of Finance and Chief Financial Officer

Date:  October 3, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment, dated April 12, 2002, to Promissory Note of Romulus Pereira

10.2	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.3	Form of the Registrant’s Change-in-Control Severance Benefit Plan for Management and Form of Change-in-Control Severance Benefit Agreement.