Form 10-Q
period 2002-11-30
RIVERSTONE NETWORKS INC
filed 2003-01-14
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-32269

RIVERSTONE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4596178 (I.R.S. Employer Identification no.)

5200 Great America Parkway, Santa Clara, CA 95054
(Address of principal executive offices and zip code)

(408) 878-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of January 9, 2003, there were 130,605,751 shares of the Registrant’s common stock outstanding.

INDEX

RIVERSTONE NETWORKS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Nov 30, 2002	Mar 2, 2002
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$186,840	$123,095
Short-term investments	83,610	160,779
Accounts receivable, net	10,785	42,535
Inventories	19,005	20,155
Prepaid expenses and other current assets	6,935	13,173

Total current assets	307,175	359,737

Property and equipment, net	15,591	22,508
Intangible and other long-term assets, net	23,895	27,414
Long-term investments	112,742	201,962

Total assets	$459,403	$611,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,983	$34,873
Deferred revenue	9,903	9,012
Accrued compensation	8,191	9,166
Other accrued liabilities	8,711	8,475

Total current liabilities	38,788	61,526

Long-Term Liabilities:
Convertible subordinated notes	147,000	175,000

Commitments and contingencies

Stockholders’ equity:
Common stock	1,233	1,224
Additional paid-in capital	449,032	451,645
Accumulated deficit	(173,998)	(72,175)
Unearned stock-based compensation	(2,864)	(6,543)
Accumulated other comprehensive income	212	944

Total stockholders’ equity	273,615	375,095

Total liabilities and stockholders’ equity	$459,403	$611,621

(1)
The balance sheet at March 2, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for the complete financial statements.

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Nov 30, 2002	Dec 1, 2001	Nov 30, 2002	Dec 1, 2001
Net revenues	$13,765	$60,056	$54,538	$159,473
Cost of revenues	8,867	25,822	31,241	68,813

Gross margin	4,898	34,234	23,297	90,660
Operating expenses:
Research and development	9,295	11,864	34,461	39,354
Sales and marketing	10,446	14,671	38,052	41,790
General and administrative	12,402	6,655	34,484	18,144
Restructuring charge	—	—	8,294	—

Total operating expenses	32,143	33,190	115,291	99,288

Operating income (loss)	(27,245)	1,044	(91,994)	(8,628)
Interest and other income, net	4,602	1,719	10,796	6,772
Interest expense	(2,241)	(397)	(6,312)	(423)
Loss on investments	(24,333)	—	(35,010)	—
Gain on settlement of litigation	11,507	—	11,507	—

Income (loss) before income taxes	(37,710)	2,366	(111,013)	(2,279)
Income tax provision (benefit)	(3,602)	210	(2,914)	210

Income (loss) before extraordinary gain	(34,108)	2,156	(108,099)	(2,489)
Extraordinary gain on repurchase of convertible notes payable, net of tax of $4,184	6,276	—	6,276	—

Net income (loss)	$(27,832)	$2,156	$(101,823)	$(2,489)

Basic per share data:
Net income (loss) before extraordinary gain	$(0.28)	$0.02	$(0.88)	$(0.02)

Extraordinary gain	$0.05	$0.00	$0.05	$0.00

Net income (loss)	$(0.23)	$0.02	$(0.83)	$(0.02)

Shares used in per-share calculation—basic	123,051	117,634	122,779	112,014

Diluted per share data:
Net income (loss) before extraordinary gain	$(0.28)	$0.02	$(0.88)	$(0.02)

Extraordinary gain	$0.05	$—	$0.05	$—

Net income (loss)	$(0.23)	$0.02	$(0.83)	$(0.02)

Shares used in per-share calculation—diluted	123,051	136,055	122,779	112,014

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	Nov 30, 2002	Dec 1, 2001
Cash flows from operating activities:
Net loss	$(101,823)	$(2,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,821	7,928
Provision for losses on accounts receivable	24,518	5,025
Stock-based compensation	1,850	2,821
Loss on investments	35,010	—
Extraordinary gain on repurchase of convertible notes	(10,460)	—
Realized gains on short-term investments	(2,334)	—
Non-cash restructuring costs	3,795	—
Other non-cash items	741	(2,500)
Changes in assets and liabilities:
Accounts receivable	7,232	(21,862)
Inventories	533	(3,378)
Prepaid expenses and other current assets	6,238	(4,276)
Accrued expenses and accounts payable	(24,005)	16,483
Long-term assets	1,884	—
Deferred revenue	891	(22)

Net cash used in operating activities	(47,109)	(2,270)

Cash flows from investing activities:
Capital expenditures	(4,462)	(10,847)
Proceeds from sales of investments	280,159	—
Proceeds from matured investments	275,004	346,786
Purchases of short-term, long-term and other long-term investments, net	(422,346)	(661,879)

Net cash provided by (used in) investing activities	128,355	(325,940)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,725	149,459
Adjustment to transfer from former parent	(2,500)	2,799
Net proceeds from issuance of convertible subordinated notes	—	170,540
Repurchases of convertible notes subordinated notes	(16,890)	—

Net cash provided by (used in) financing activities	(17,665)	322,798

Effect of foreign exchange rate changes on cash	164	—

Net increase (decrease) in cash and cash equivalents	63,745	(5,412)
Cash and cash equivalents, at beginning of period	123,095	167,949

Cash and cash equivalents, at end of period	$186,840	$162,537

Other cash flow information:
Cash paid for interest	$3,721	$280

Cash paid for taxes	$682	$—

Non-cash investing and financing activities:
Issuance of common stock for long-term investments	$—	$13,000

Assets acquired from and liabilities transferred to former parent	$—	$8,640

See accompanying notes to the condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)    Business Operations

Riverstone Networks designs and manufactures routers and switches that enable national carriers, service providers, governments and large corporations to convert network bandwidth into differentiated services over legacy and next-generation infrastructures. The Company was created by the combination of two businesses previously acquired by Cabletron: Zeitnet, Inc. (“Zeitnet”), which Cabletron acquired in 1996 and Yago Systems, Inc. (“Yago”), which Cabletron acquired in 1998.

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

Note (2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Riverstone pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Riverstone and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at November 30, 2002 and the operating results and cash flows for the nine months ended November 30, 2002 and December 1, 2001, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended March 2, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 2, 2002 has been derived from audited financial statements as of that date. Operating results for the nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 1, 2003.

The consolidated financial information for the period prior to the Distribution Date includes allocations of certain Cabletron expenses, including centralized legal, accounting, treasury, real estate, information technology, and other Cabletron corporate services and infrastructure costs. All of the allocations and estimates in the financial statements are based upon assumptions that the Company’s and Cabletron’s management believed to be reasonable reflections of the cost of services provided or benefit received by Riverstone. However, these financial statements do not necessarily indicate the financial position or results of operations that would have occurred if the Company had been a stand-alone entity during the applicable periods.

Note (3)    Reclassifications

Effective in the first quarter of fiscal 2003, the Company began reporting convertible debt securities in privately held companies in long-term investments on its balance sheet. Revenues from certain geographic regions have also been grouped differently in the accompanying Note 9, Segment Reporting. Convertible debt securities and revenues by geographic region for all previous periods have been reclassified to conform to the November 30, 2002 presentation. These reclassifications had no impact on working capital or results of operations.

Note (4)    Strategic Investments

The Company has certain strategic investments in private and public debt and equity securities. These investments are accounted for using the cost method as Riverstone holds less than 20% of the equity of each of these companies and does not have the ability to exercise significant influence over their operations. These investments are inherently risky as the Company’s ability to recover its investments in these companies is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. Riverstone could lose its entire investment in these companies. The Company reviews the carrying value of these investments at the end of each reporting period to assess whether any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events for each of the investees. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. The Company also assesses possible impairment of its investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the three months ended November 30, 2002, certain private companies in which the Company held investments continued to experience financial declines and therefore might not be able to raise sufficient funding to operate in the next six to twelve months. In addition, the prolonged economic downturn continued to negatively affect the financial performance of companies in the telecommunications sector. As a result, the Company determined that its investment portfolio had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of $24.3 million during the three months ended November 30, 2002. For the first nine months of fiscal 2003, impairment write-downs for equity investments totaled $35.0 million. During the three and nine months ended December 1, 2001, the Company recognized no impairment write-downs. As of November 30, 2002, the Company’s strategic investment portfolio totaling $18.5 million was included in long-term investments. Accounts receivable from these investees totaled $4.5 million as of November 30, 2002. During the three and nine months ended November 30, 2002, sales to strategic investee companies represented approximately 1% and 5% of net revenues, respectively, with sales to no one investee company exceeding 1% and 2% of net revenues, respectively.

Note (5)    Inventories

Inventories consist of the following at November 30, 2002 and March 2, 2002 (in thousands):

	Nov 30, 2002	Mar 2, 2002
Raw materials	$3,589	$1,918
Finished goods	7,199	6,800
Consignment	8,217	11,437

Total inventories, net	$19,005	$20,155

Note (6)    Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that goodwill be reviewed for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than amortized as required by previous standards. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted this statement beginning March 3, 2002. Goodwill at March 3, 2002 was $6.3 million.

A reconciliation of previously reported net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	Nov 30, 2002	Dec 1, 2001	Nov 30, 2002	Dec 1, 2001
Reported net income (loss)	$(27,832)	$2,156	$(101,823)	$(2,489)
Goodwill amortization	—	388	—	1,164

Adjusted net income (loss)	$(27,832)	$2,544	$(101,823)	$(1,325)

Reported basic and diluted net loss per share	$(0.23)	$0.02	$(0.83)	$(0.02)
Goodwill amortization	—	—	—	0.01

Adjusted basic and diluted net loss per share	$(0.23)	$0.02	$(0.83)	$(0.01)

	Fiscal year ended
	Mar 2, 2002	Mar 1, 2001	Feb 29, 2000
Reported net income (loss)	$(30,687)	$(65,776)	$(37,431)
Goodwill amortization	1,552	1,679	2,035

Adjusted net income (loss)	$(29,135)	$(64,097)	$(35,396)

Reported basic and diluted net loss per share	$(0.27)	$(13.96)	$(374,310)
Goodwill amortization	0.02	0.36	20,350

Adjusted basic and diluted net loss per share	$(0.25)	$(13.60)	$(353,960)

Note (7)    Customer Concentration

During the three months ended November 30, 2002, two customers individually accounted for 19% and 12% of net revenues and one reseller customer accounted for 14% of net revenues, compared to no customer accounting for more than 10% of net revenues in the three months ended December 1, 2001. During the three months ended November 30, 2002 and December 1, 2001, sales to strategic investee companies represented approximately 1% and 20% of net revenues, respectively, with sales to no one investee company exceeding 1% and 7% of net revenues, respectively. For the nine months ended November 30, 2002 and December 1, 2001, sales to strategic investee companies represented approximately 5% and 14% of net revenues, respectively, with sales to no one investee company exceeding 2% and 6% of net revenues, respectively.

Note (8)    Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	Nov 30, 2002	Dec 1, 2001	Nov 30, 2002	Dec 1, 2001
Basic income (loss) per share computation:
Income (loss) before extraordinary gain	$(34,108)	$2,156	$(108,099)	$(2,489)
Extraordinary gain on repurchase of convertible notes payable, net of tax of $4,184	6,276	—	6,276	—

Net income (loss)	$(27,832)	$2,156	$(101,823)	$(2,489)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per common share	123,051	117,634	122,779	112,014

Income (loss) before extraordinary gain per share	$(0.28)	$0.02	$(0.88)	$(0.02)
Extraordinary gain per share	0.05	—	0.05	—

Net income (loss) per share	$(0.23)	$0.02	$(0.83)	$(0.02)

Diluted income (loss) per share computation:
Income (loss) before extraordinary gain	$(34,108)	$2,156	$(108,099)	$(2,489)
Extraordinary gain on repurchase of convertible notes payable, net of tax of $4,184	6,276	—	6,276	—

Net income (loss)	$(27,832)	$2,156	$(101,823)	$(2,489)

Weighted average shares of common stock outstanding used in computing diluted net income (loss) per common share	123,051	136,055	122,779	112,014

Income (loss) before extraordinary gain per share	$(0.28)	$0.02	$(0.88)	$(0.02)
Extraordinary gain per share	0.05	—	0.05	—

Net income (loss) per share	$(0.23)	$0.02	$(0.83)	$(0.02)

        The diluted net loss per share is equivalent to the basic net loss per share during the three months ended November 30, 2002 and nine months ended November 30, 2002 and December 1, 2001 because the Company has experienced losses in these periods and thus no potential common shares from the exercise of stock options or warrants have been included in the net loss per share calculation. Common stock equivalents of 33,077 shares at a weighted-average price of $0.56, 344,491 shares at a weighted-average price of $2.30 and 21.8 million shares at a weighted-average price of $5.43 were excluded from the calculation of diluted net loss per share for the three months ended November 30, 2002, and the nine months ended November 30, 2002 and December 1, 2001, respectively, because their effect would have been anti-dilutive. For the three months ended November 30, 2002, an additional 8,094,717 shares from the assumed conversion of the convertible subordinated notes were excluded from the computation of diluted net loss per share because their effect on earnings per share was anti-dilutive. For the nine months ended November 30, 2002 and December 1, 2001, an additional 8,094,717 and 9,636,567 shares, respectively, from the assumed conversion of the convertible subordinated notes were excluded from the computation of diluted net loss per share because their effect on earnings per share was also anti-dilutive.

Note (9)    Segment Reporting

Revenues based on product shipment destination from unaffiliated customers by geographic region are as follows (in thousands):

	Three months ended		Nine months ended
	Nov 30, 2002	Dec 1, 2001	Nov 30, 2002	Dec 1, 2001
Sales to unaffiliated customers:
United States	$3,028	$21,070	$19,939	$76,183
Korea	3,164	5,484	13,164	7,483
China	3,012	13,586	10,351	28,752
Japan	1,361	4,153	5,277	12,003
Other	3,200	15,763	5,807	34,655

Total trades sales	13,765	60,056	54,538	159,076

Sales to related parties	—	—	—	397

Total sales	$13,765	$60,056	$54,538	$159,473

Note (10)    Other Comprehensive Income

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three months ended		Nine months ended
	Nov 30, 2002	Dec 1, 2001	Nov 30, 2002	Dec 1, 2001
Net income (loss)	$(27,832)	$2,156	$(101,823)	$(2,489)
Other comprehensive income:
Change in net unrealized gain on investments, net of tax	(2,374)	980	(1,169)	1,557
Foreign currency translation adjustment	328	293	437	412

Total comprehensive income (loss)	$(29,878)	$3,429	$(102,555)	$(520)

The components of accumulated comprehensive income (loss), net of tax, were as follows (in thousands):

	Nov 30, 2002	Mar 2, 2002
Other comprehensive income:
Accumulated net unrealized gain on available-for-sale investments, net of tax	$152	$1,048
Accumulated foreign currency translation adjustment	60	(104)

Total accumulated other comprehensive income	$212	$944

Note (11)    Restructuring Charges

In the fourth quarter of the Company’s fiscal year 2002, the Company announced a restructuring (“Q4 2002 Restructuring”) in an effort to align the Company’s business operations with the current market as well as service provider and carrier industry conditions. The Q4 2002 Restructuring included a worldwide workforce reduction, discontinuance of a product line and asset write-offs related to the workforce reduction. The Q4 2002 Restructuring resulted in the reduction of approximately 50 employees across all business functions and geographic locations. For the year ended March 2, 2002, the Company recorded charges of approximately $0.5 million, $0.9 million and $1.9 million relating to severance, discontinued product line and asset write-offs, respectively.

        In the second quarter of fiscal year 2003, the Company’s management approved restructuring actions (“Q2 2003 Restructuring”) to respond to the continuing global economic downturn and to attempt to reduce the Company’s cost structure by streamlining operations and prioritizing resources in strategic areas of its business. For the quarter ended August 31, 2002, the Company recorded a restructuring charge of $8.3 million to reflect the Q2 2003 Restructuring actions. This charge consisted of severance and other employee costs resulting from a reduction in force of approximately 125 employees, across all geographic locations, business functions and job classes, as well as costs related to discontinuance of another product line and asset write-offs. The Company paid out the employee-related severance during the third quarter of fiscal year 2003. The Company discontinued a product line due to a shift in focus on product offerings resulting from the Q2 2003 Restructuring.

The following table sets forth the restructuring activities during the nine months ended November 30, 2002 and the balance of the accrued restructuring charges as of November 30, 2002, which is included in “Other Accrued Liabilities” in the Condensed Consolidated Balance Sheet (in thousands):

	Employee Severance and Other Related Benefits	Non-Cash Charges Relating to Discontinued Product Line and Assets Write-Offs	Total
Balance as of March 2, 2002	$457	$—	$457
Restructuring charges	4,499	3,795	8,294
Cash payments	(2,949)	—	(2,949)
Non-cash charges	—	(3,795)	(3,795)

Balance as of November 30, 2002	$2,007	$—	$2,007

Note (12)    Convertible Notes

During the three months ended November 30, 2002, the Company repurchased a total of $28.0 million in principal amount of its 3.75% convertible subordinated notes due December 1, 2006 (the “Notes”) for a price of $16.9 million, plus accrued interest thereon of $440,000. Concurrently with the repurchases of the Notes, the Company wrote off $650,000 of debt issuance costs from other long-term assets. As a result of the repurchases and write-off, the Company recorded an extraordinary gain of approximately $6.3 million, net of income taxes of $4.2 million, in the third quarter of fiscal 2003.

Note (13)    Litigation Settlement

On October 25, 2002, Riverstone and Tellabs Operations, Inc. (“Tellabs”) entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”). Under the terms of the Settlement Agreement, the parties agreed to a dismissal of all pending claims in the suit brought by Tellabs against Riverstone on August 28, 2001 in the Chancery Division of the Circuit Court of Cook County, Illinois, as well as the counterclaims against Tellabs by Riverstone. Tellabs further agreed to pay Riverstone $12.0 million, approximately $493,000 of which was designated as payment for outstanding invoices of past sales from Riverstone to Tellabs and recorded as revenue in the quarter ended November 30, 2002. The remaining balance was recorded as a gain on settlement of litigation in the same quarter.

Note (14)    Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses costs associated with restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also covers termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement, costs related to terminating a contract that is not a capital lease and costs to consolidate facilities. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

Note (15)    Stockholder’s Equity

On October 15, 2002, the Company filed a Tender Offer Statement on Schedule TO (the “Offer”) with the Securities and Exchange Commission relating to a stock option exchange program offered to the Company’s employees, other than the Company’s executive officers and directors. Under the Offer, the Company offered to exchange outstanding unexercised vested and unvested stock options held by eligible employees for replacement stock options. Depending upon the exercise price per share underlying the employee’s tendered stock option, the number of shares of common stock underlying the replacement stock option will equal 0.25 to 1.0 times the number of shares underlying the tendered option. Alternatively, eligible employees holding a stock option with an exercise price per share greater than or equal to $10.00 were entitled to tender such option for either a replacement option or a cash payment equal to $0.50 multiplied by ¼ of the aggregate number of shares underlying the tendered option (rounded down to the nearest whole share), less any applicable withholding taxes or charges. Under the terms of the Offer, an eligible employee who elected to tender any option was also required to exchange any other options granted to such employee in the six months prior to October 15, 2002, regardless of the exercise price per share underlying such options, and all options with an exercise price per share greater than or equal to $5.00.

On November 14, 2002, employees eligible to participate in the Offer tendered an aggregate of 5,569,975 shares of Riverstone’s common stock underlying options and, subject to the terms and conditions of the Offer, will receive replacement options to purchase an aggregate of 3,097,990 shares of Riverstone’s common stock on or about May 21, 2003 in exchange for the cancellation of such tendered options. Certain employees eligible to participate in the Offer tendered an aggregate of 304,800 shares of Riverstone’s common stock underlying options and, subject to the terms and conditions of the Offer, will receive cash payments in the aggregate amount of $38,100 (which amount includes applicable withholding taxes) in exchange for the cancellation of such tendered options. In order to receive the replacement stock option grant or the alternative cash payment, an employee must remain employed with the Company or one of its subsidiaries until the date when the replacement stock options are granted. The replacement option will be vested at the time of grant to the same extent that the tendered option would have been vested had it not been tendered for exchange and will continue to vest on the same schedule as the tendered option.

Note (16)    Contingencies

A consolidated class action lawsuit raising claims against Cabletron and some officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors made materially false and misleading statements about Cabletron’s operations and acted in violation of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that Cabletron’s accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged Cabletron’s revenue recognition policies, accounting for product returns, and the validity of some sales. The complaint does not specify the amount of damages sought on behalf of the class. The plaintiffs served a second consolidated class action complaint and Cabletron filed a motion to dismiss this complaint. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed this ruling to the First Circuit Court of Appeals and in a ruling issued November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. If the plaintiffs were to ultimately prevail on the merits of the case, Enterasys (formerly known as Cabletron) could be required to pay substantial damages.

Riverstone has not assumed any liability from Enterasys for this litigation. Riverstone has not been named as a defendant in this litigation. However, the plaintiffs might attempt to involve Riverstone in this litigation or might seek to have Riverstone pay damages if Enterasys has insufficient assets to cover any resulting damages. Any involvement in this litigation could be protracted and may result in a diversion of management and other resources. The payment of substantial legal costs or damages, or the diversion of the Company’s management and other resources, could have a material adverse effect on Riverstone’s business, financial condition or results of operations.

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

Beginning in July 2002, several complaints were filed in the U.S. District Court for the Northern District of California, on behalf of purported classes of persons who purchased Riverstone’s securities at various times between August 10, 2001 and June 19, 2002. The complaints name as defendants the Company and certain of its officers and directors, allege that they violated federal securities laws by making false and misleading statements about the Company’s business and seek unspecified compensatory damages and other relief. On September 25, 2002, these actions were consolidated under the caption In re Riverstone Networks, Inc. Securities Litigation, Case No. C-02-3581 PJH. On October 28, 2002, the Court entered an order appointing a lead plaintiff and lead plaintiff’s counsel. Neither the Company nor its officers or directors have responded to this action. In addition, in August 2002, a shareholder derivative lawsuit, captioned Bruhn v. Pereira, et al., No. CV810290, was filed in California Superior Court. The complaint alleges that the Company’s directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the disclosure of the Company’s publicly reported financial results and guidance and seeks unspecified damages as well as equitable and/or injunctive and other relief. On December 20, 2002, the defendants filed a demurrer to the complaint. A hearing on the demurrer is scheduled for February 25, 2003. The Company intends to vigorously defend these proceedings.

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

Note (17)    Subsequent Events

In January 2003, the Company completed the acquisition of Pipal Systems, Inc. (“Pipal”), which will be accounted for as a purchase of a group of net assets rather than a business combination in accordance with EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The Company issued approximately 7.3 million shares of common stock and agreed to pay approximately $4.1 million in cash in exchange for all of Pipal’s outstanding capital stock. In addition, with respect to Pipal’s outstanding stock options, the Company settled for approximately $367,000 cash, in part, and issued stock options in substitution for the remainder, which, if fully vested and exercised, would amount to approximately 700,000 shares of common stock. The common stock issued in exchange for Pipal common stock is subject to the Company’s right to repurchase in accordance with individual vesting schedules. The Company will pay the cash payable for Pipal common stock and options as they vest with dates generally ranging from the closing of the transaction to four years. Any remaining cash which has not vested will be paid on January 2, 2013. The Company also assumed debt totaling approximately $6.5 million and entered into bonus and compensatory arrangements tied to milestones for employees and consultants totaling approximately $4.6 million. In connection with the acquisition of Pipal, the Company had made loans to Pipal in the amount of $965,000, which were forgiven and became an element of the purchase price. Pipal is developing a new generation of advanced Ethernet and MPLS technologies that are expected to bring enhanced network functionality and service creation capabilities to carrier, campus metro and other mission critical networks.

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

When used in the discussion below, the words “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expectations regarding net income or losses, trends in average selling prices, gross margins and revenues, expected cost of revenues and sources of revenues, changes in product mix, inventory levels and accruals for inventory reserves, the adequacy of allowances for doubtful accounts and accruals for warranty costs, expectations regarding interest and other income, expectations regarding expenses, including investments in product development, expected cost structure reductions as a result of restructuring programs, statements regarding our critical accounting policies, the adequacy and use of capital resources and expected variations in capital requirements, expectations regarding capital expenditures and infrastructure, strategic investments, strategic and operational alternatives, plans to maintain sales, support, marketing and product development organizations, the features and benefits of our current and future products, expected benefits of our acquisition of Pipal Systems, expectations regarding the development and maintenance of strategic distribution relationships, the volatility of our stock price and our foreign currency risk management strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our ability to develop and maintain strategic relationships, and the matters discussed in “Factors That May Affect Future Results and Market Price of Our Stock.” These forward-looking statements speak only as of the date thereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a leading provider of networking solutions that enable national carriers, service providers, governments and large corporations to convert raw bandwidth into profitable services over legacy and next-generation infrastructures. Our products consist of advanced routers and switches that feature a broad range of service-enabling and security technologies with switching and routing software designed to bring increased reliability, control and performance to mission critical networks.

Riverstone was created by the combination of two businesses previously acquired by Cabletron. These businesses are Zeitnet, which Cabletron acquired in 1996, and Yago Systems, which Cabletron acquired in 1998. The majority of our net revenues come from sales of our routers.

Our industry has experienced an erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, which may reduce our gross margins or revenues. We expect our quarterly gross margins to fluctuate with changes in our product mix. Most of our sales within the United States have been through direct sales channels. We intend to add and maintain a limited number of strategic distribution relationships that complement our direct sales efforts. International sales are made through a combination of direct and indirect sales efforts. Starting in fiscal 2002, we initiated sales and marketing efforts internationally, focusing initially on Europe and Asia. As part of this effort, we have negotiated separate reseller agreements with various network integrators in Europe and Asia. We began shipping products outside the United States in fiscal year 2000, and these shipments accounted for 78% of our net revenues during the quarter ended November 30, 2002 compared to 65% during the quarter ended December 1, 2001. For the nine months ended November 30, 2002 and December 1, 2001, international sales were 63% and 48% of net revenues, respectively.

In January 2003, we completed the acquisition of Pipal Systems, Inc., which will be accounted for as a purchase of a group of net assets rather than a business combination in accordance with EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” We issued approximately 7.3 million shares of common stock and agreed to pay approximately $4.1 million in cash in exchange for all of Pipal’s outstanding capital stock. In addition, with respect to Pipal’s outstanding stock options, we settled for approximately $367,000 cash, in part, and issued stock options in substitution for the remainder, which, if fully vested and exercised, would amount to approximately 700,000 shares of common stock. The common stock issued in exchange for Pipal common stock is subject to the Company’s right to repurchase in accordance with individual vesting schedules. The Company will pay the cash payable for Pipal common stock and options as they vest with dates generally ranging from the closing of the transaction to four years. Any remaining cash which has not vested will be paid on January 2, 2013. We also assumed debt totaling approximately $6.5 million and entered into bonus and compensatory arrangements tied to milestones for employees and consultants totaling approximately $4.6 million. In connection with the acquisition of Pipal, we had made loans to Pipal in the amount of $965,000, which were forgiven and became an element of the purchase price.

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

Lease Financing.    We may enter into transactions in which customers receive financing for the purchase of our equipment from third party leasing organizations, who in turn remit payment to us. In certain transactions during the second quarter of fiscal year 2002, we guaranteed a portion of the customer’s lease payments to be made to the lessor. We record these transactions consistent with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”) and related interpretations. Substantially all of our customer leasing transactions involve capital leases. When we provide a financing guarantee, we record revenue at the time of shipment, subject to a sales reserve. We base the amount of the reserve on a percentage of the guaranteed lease payments, based on specific customer analysis supplemented with industry experience. Accordingly, we have deferred revenue subject to this reserve that will be recognized by the end of the respective lease terms if all lease payments are made by end users. As of November 30 and March 2, 2002, we had guaranteed payments associated with lease transactions of approximately $8.3 million and $9.4 million, respectively. If customer defaults are higher than our historical experience, an increase in sales reserves would be made in the period in which such a determination was made and our revenues could be adversely affected. We have not entered into any lease financing transactions since September 2001.

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

Accounts receivable.    We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experiences. During the three and nine months ended November 30, 2002, we recorded a charge for doubtful accounts of approximately $9.8 million and $24.5 million, respectively, as a result of the lengthening economic downturn and continued poor results experienced by telecommunications service providers including a decline in the financial condition of some of our customers. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what actually occurs in the future.

Strategic Investments.    As part of our long-term strategy, we have made investments in equity and convertible debt of public and private companies. We hold less than 20% of the equity of each of these companies and we do not have the ability to exercise significant influence over their operations. Accordingly, these investments are accounted for using the cost method. We use independent valuations or recent third party investments of cash for equity to support the initial carrying value of the investments. We review the carrying value of these investments at the end of each reporting period to assess whether any investments are impaired. This review includes an evaluation of historical and projected financial performance, expected cash needs and recent funding events for each of the investees. Other-than-temporary impairments are recognized in earnings if the market value of the investment is below its current carrying value for more than six months or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. The Company also assesses possible impairment of its investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the three months ended November 30, 2002, certain of these investees were experiencing financial declines and therefore, might not be able to raise sufficient funding to operate in the next six to twelve months. In addition, the prolonged economic downturn has further negatively affected the financial performance of companies in the telecommunications sector. As a result, we determined that our investment portfolio had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of $24.3 million. For the first nine months of fiscal 2003, impairment write-downs for equity investments totaled $35.0 million. Our ability to recover investments from these investees is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. All of these factors are difficult to predict, particularly in the current economic environment and our net income in the future could be adversely affected by additional investment impairment charges. If one or more of our investees experience a significant financial decline, our estimates of the recoverability of our investments, and proceeds from return on investments, if any, from these investees could be adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenues:

	Three months ended		Nine months ended
	Nov 30, 2002	Dec 1, 2001	Nov 30, 2002	Dec 1, 2001
Net revenues	100%	100%	100%	100%
Cost of revenues	64	43	57	43

Gross margin	36	57	43	57
Operating expenses:
Research and development	68	20	63	25
Sales and marketing	76	24	70	27
General and administrative	90	11	63	11
Restructuring expenses	—	—	15	—

Total operating expenses	234	55	211	63
Operating income (loss)	(198)	2	(168)	(6)
Interest and other income, net	33	3	20	4
Interest expense	(16)	(1)	(12)	—
Loss on investments	(177)	—	(64)	—
Gain on settlement of litigation	84	—	21	—

Income (loss) before income taxes	(274)	4	(203)	(2)
Income tax provision (benefit)	(26)	—	(5)	—

Income (loss) before extraordinary gain	(248)	4	(198)	(2)
Extraordinary gain on repurchase of convertible notes payable	46	—	11	—

Net income (loss)	(202)%	4%	(187)%	(2)%

Net Revenues.    Net revenues were $13.8 million for the three months ended November 30, 2002, a $46.3 million or 77% decrease as compared with net revenues of $60.1 million for the three months ended December 1, 2001. Net revenues were $54.5 million for the nine months ended November 30, 2002, a $104.9 million or 66% decrease as compared to $159.5 million for the nine months ended December 1, 2001. The decrease in net revenues was primarily attributable to lower unit sales of our routers due to unfavorable economic conditions and weaker capital spending compared to the same periods in the prior year. We market and sell our products primarily through resellers and distributors. For the three months ended November 30, 2002 and December 1, 2001, our international revenues accounted for 78% and 65% of net revenues, respectively. For the nine months ended November 30, 2002 and December 1, 2001, international revenues were 63% and 52% of net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of net revenues for the foreseeable future, although international sales as a percentage of net revenues may fluctuate from quarter to quarter.

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

In order to establish relationships with companies in markets consistent with our long-term strategic direction, we have invested in equity and convertible debt of private and public companies. During the three and nine months ended November 30, 2002, sales to these strategic investee companies represented approximately 1% and 5% of net revenues, respectively, with sales to no one investee company exceeding 1% and 2% of net revenues, respectively.

Cost of Revenues.    Cost of revenues includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty, contractual obligations, customer service and support. Cost of revenues for the three months ended November 30, 2002 were $8.9 million with a gross margin of 35.6%, compared with cost of revenues of $25.8 million for the three months ended December 1, 2001 and a gross margin of 57.0%. Cost of revenues for the nine months ended November 30, 2002 were $31.2 million with a gross margin of 42.7% compared to cost of revenues of $68.8 million and a gross margin of 56.8% for the nine months ended December 1, 2001. The decrease in cost of revenues is primarily related to the decrease in our sales volume. The decrease in gross margin is primarily attributable to lower shipment volumes and the impact of certain fixed costs as well as a change in product mix.

Our gross margins are highly variable due to many factors such as our and our competitors’ pricing policies and new product introductions by us or by our competitors. We have outsourced our manufacturing and repair operations. Our contract manufacturer manufactures our products using quality assurance standards that we established. We have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based on forecasts we provide it and the actual component usage and product sales are significantly lower than we had forecast. Gross margin may be adversely affected in the future by increases in material or labor costs, excess and obsolete inventory, changes in shipment volume, increased price competition, geographic mix and changes in channel of distribution or in the mix of products sold. We provide reserves for excess and obsolete inventory based on our estimates of future sales. We believe the provisions we have made for inventory are adequate; however, if the demand for our products differs significantly from our estimates, our provisions may need to increase, which could adversely affect our gross margin. We accrue estimated costs for warranty obligations based on our historical experience and our expectation of future warranty costs for delivered products. We believe the accruals we have made for warranty costs are adequate to address known warranty issues, however, if actual warranty costs are significantly different from the estimates, we may need to revise our warranty accrual and the impact could adversely affect the gross margin for a given period.

Research and Development.    Research and development expenses consist primarily of salaries and related personnel expenses, consultants and outside service provider fees, non-recurring engineering charges and prototype costs related to the development, testing and enhancement of our application specific integrated circuits, or ASICs, and software, and the depreciation of property and equipment related to these activities. Our research and development efforts can require significant expenditures, the timing of which can cause quarterly variability in our expenses.

Research and development expenses were $9.3 million for the three months ended November 30, 2002, a decrease of approximately $2.6 million over the comparable quarter in fiscal year 2002. Research and development expenses were $34.5 million for the nine months ended November 30, 2002, a decrease of approximately $4.9 million over the comparable period in fiscal year 2002. Research and development expenses as a percentage of net revenues were 68% and 20% in the three months ended November 30, 2002 and December 1, 2001, respectively. For the first nine months of fiscal 2003 and 2002, research and development expenses as a percentage of net revenues were 63% and 25%, respectively. The increase in research and development expenses as a percentage of revenues for the three and nine months ended November 30, 2002 compared with the three and nine months ended December 1, 2001, was primarily due to the decrease in revenues. The decrease in absolute dollars was primarily due to cost cutting measures including the restructuring programs that were initiated in the fourth quarter of fiscal year 2002 and second quarter of fiscal year 2003 and reductions in product development expenses such as non-recurring engineering costs and prototype expenses. Research and development is essential to our future success and we expect our research and development expenses to increase in absolute dollars and vary as a percentage of revenues in the foreseeable future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, and trade shows, advertising and promotional expenses. Sales and marketing expenses were $10.4 million for the three months ended November 30, 2002, a decrease of $4.2 million over the comparable quarter in fiscal year 2002. Sales and marketing expenses were $38.1 million for the nine months ended November 30, 2002, a decrease of $3.7 million over the comparable period in fiscal year 2002. Sales and marketing expenses as a percentage of net revenues were 76% and 24% in the three months ended November 30, 2002 and December 1, 2001, respectively. For the first nine months of fiscal 2003 and 2002, sales and marketing expenses as a percentage of net revenues were 70% and 27%, respectively. The increase in sales and marketing expenses as a percentage of net revenues for the three and nine months ended November 30, 2002 compared with the three and nine months ended December 1, 2001 was primarily attributable to the decrease in revenues. The decrease in absolute dollars in sales and marketing expenses was primarily due to cost savings from the restructuring programs that were initiated in the fourth quarter of fiscal year 2002 and second quarter of fiscal year 2003, as well as reductions in advertising and general expenses. We expect that quarterly sales and marketing expenses will not vary significantly in the near future as we continue to support our products and market segments.

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

General and administrative expenses were $12.4 million for the three months ended November 30, 2002, an increase of $5.7 million over the comparable quarter in fiscal year 2002. General and administrative expenses were $34.5 million for the nine months ended November 30, 2002, an increase of $16.3 million over the comparable period in fiscal year 2002. General and administrative expenses as a percentage of net revenues were 90% and 11% in the three months ended November 30, 2002 and December 1, 2001, respectively. For the first nine months of fiscal 2003 and 2002, general and administrative expenses as a percentage of net revenues were 63% and 11%, respectively. The increase in general and administrative expenses as a percentage of net revenues for the three and nine months ended November 30, 2002 compared to the three and nine months ended December 1, 2001 was primarily due to a decrease in net revenues and an increase in provisions for doubtful accounts. The increase in absolute dollars for the three and nine months ended November 30, 2002 included provisions for doubtful accounts of $9.8 million and $24.5 million, respectively, to reflect a lengthening economic downturn, poor financial results experienced by telecommunications service providers and a general decline in the financial condition of some of our customers. We expect that quarterly general and administrative expenses, excluding reserves for doubtful accounts, will decrease slightly in the near term as a result of the restructuring programs.

Goodwill.    In conjunction with the implementation of FAS 142, “Accounting for Goodwill and Intangibles,” we completed a goodwill impairment review as of March 2, 2002, and found no impairment. According to our accounting policy under FAS 142, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and earnings as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in our business fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill. Goodwill totaled $6.3 million at November 30, 2002.

Restructuring Charges.    In the second quarter of fiscal year 2003, we announced restructuring actions to respond to the continuing global economic downturn and to attempt to reduce our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. For the nine months ended November 30, 2002, restructuring charges were approximately $8.3 million, all of which was recorded in August 2002. Restructuring charges included $4.5 million of severance and other employee costs resulting from a reduction in force of approximately 125 employees across all geographic locations, business functions and job classes, and $3.8 million related to a discontinued product line and asset write-offs. Employee-related severance was paid out during the three months ended November 30, 2002.

We expect that the restructuring programs initiated in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003 will result in an approximately $7.0 million reduction in salary and payroll-related costs, depreciation and other general operating expenses on a quarterly basis.

Interest and Other Income, Net.    Interest and other income primarily consist of income on available-for-sale investments. Interest income was $4.6 million for the three months ended November 30, 2002, compared with $1.7 million for the three months ended December 1, 2001. For the nine months ended November 30, 2002 the interest income on available-for-sale investments was $10.8 million compared to $6.8 million in the nine months ended December 1, 2001. The increase in interest income is a direct result of increased cash and investment balance, resulting from the proceeds from the issuance of common stock to Cabletron in July 2001, stock option exercises, and net proceeds from the issuance of convertible subordinated notes in November 2001. We expect that interest and other income will decrease in the future if interest rates continue to decline and as we continue to consume cash for our operations.

Interest expense.    Interest expense for the three months ended November 30, 2002 was $2.2 million compared to $397,000 for the three months ended December 1, 2001. Interest expense for the nine months ended November 30, 2002 was $6.3 million compared to $423,000 for the nine months ended December 1, 2001. Interest expense consists primarily of accrued interest and amortization of debt issuance costs, both attributable to the issuance of the 3.75% convertible subordinated notes in November 2001, and interest on trade accounts receivable that were sold to an unrelated financial institution. Interest expense for the three and nine months ended November 30, 2002 also included $644,000 owed to holders of our convertible subordinated notes as liquidated damages for our failure to cause to be declared effective within 180 days of the issuance of such notes a shelf registration statement for the resale of such notes and the underlying common stock. We expect interest cost savings from the repurchases of convertible subordinated notes to be $263,000 on a quarterly basis, offset by liquidated damages relating to the outstanding convertible subordinated notes of approximately $184,000 quarterly until the resale registration statement relating to these notes is declared effective, the notes are sold under Rule 144 or the holding period under Rule 144(k) expires, whichever is earlier.

Loss on investments.    We have invested in equity and convertible debt of certain public and privately held companies. These investments have been made to establish relationships with companies in markets that we believe are consistent with our long-term strategic direction. We review the carrying value of these investments at the end of each reporting period to assess whether any impairment has occurred, based on an evaluation of historical and projected financial performance, expected cash flows and recent funding events for each of the investees. We also assess possible impairment of our investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the three months ended November 30, 2002, certain private companies in which we held investments continued to experience financial declines and might not be able to raise sufficient funding to operate in the next six to twelve months. In addition, the prolonged economic downturn continued to negatively affect the financial performance of companies in the telecommunications sector. As a result, we determined that our investment portfolio had declined in fair value on an other-than-temporary basis and accordingly recorded impairment write-downs of $24.3 million during the three months ended November 30, 2002. For the first nine months of fiscal 2003, impairment write-downs for our equity investments totaled $35.0 million. Our ability to recover our investments in these companies and to earn a return on these investments largely depends on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. These factors are difficult to predict, particularly in the current economic environment. Continued downturns in the equity market and/or failures of the investees to achieve business objectives could further impair our investments in the future.

Gain on settlement of litigation.    On October 25, 2002, Riverstone and Tellabs Operations, Inc. entered into a Settlement Agreement and Mutual General Release. Under the terms of the agreement, the parties agreed to a dismissal of all pending claims in the suit brought by Tellabs against Riverstone on August 28, 2001 in the Chancery Division of the Circuit Court of Cook County, Illinois, as well as the counterclaims against Tellabs by Riverstone. Tellabs further agreed to pay Riverstone $12.0 million, approximately $493,000 of which was designated as payment for outstanding invoices of past sales from Riverstone to Tellabs and recorded as revenue in the quarter ended November 30, 2002. The remaining balance was recorded as a gain on settlement of litigation in the same quarter.

Extraordinary gain on repurchase of convertible notes.    During the three months ended November 30, 2002, we repurchased a total of $28.0 million in principal amount of our 3.75% convertible subordinated notes due December 1, 2006 for a price of $16.9 million, plus accrued interest thereon of $440,000. Concurrently with the repurchases of the Notes, we wrote off $650,000 of debt issuance costs from other long-term assets. As a result of the repurchases and write-off, we recorded an extraordinary gain of approximately $6.3 million, net of income taxes of $4.2 million, in the third quarter of fiscal 2003.

Income taxes.    We recorded an income tax benefit of $3.6 million for the three months ended November 30, 2002, compared to a $210,000 provision for income taxes for the three months ended December 1, 2001. The income tax benefit recorded consisted of a $4.2 million tax benefit resulting from the extraordinary gain on repurchases of our convertible subordinated notes, offset by a tax provision of $582,000 for certain foreign and minimum tax liabilities. For the nine months ended November 30, 2002, we recorded an income tax benefit of $2.9 million compared to a $210,000 provision for income taxes for the nine months ended December 1, 2001. The income tax benefit recorded included the $4.2 million tax benefit from the extraordinary gain on repurchases of our convertible subordinated notes, offset by $1.3 million of income tax provisions for certain foreign and minimum tax liabilities arising in jurisdictions in which we operate. Due to our history of cumulative operating losses, we recorded an increase in our valuation allowance for deferred tax assets for the three months ended November 30, 2002 that eliminated the income tax benefit that would otherwise be derived by applying the U.S. federal statutory rate to the amount of the net loss before income taxes we sustained during the period in excess of the $10.5 million extraordinary gain on the repurchases of our convertible subordinated notes.

Liquidity and Capital Resources

At November 30, 2002, we had cash and cash equivalents of approximately $186.8 million, short-term investments of $83.6 million and marketable long-term investments of $94.3 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities.

We also have a $15.0 million credit facility available under a revolving line of credit. This borrowing facility does not require compliance with any financial covenants and can be withdrawn by the financial institution at any time. At November 30, 2002 there was no indebtedness outstanding under this credit facility.

Net cash used in operating activities for the nine months ended November 30, 2002 and December 1, 2001 was $47.1 million and $2.3 million, respectively. Cash used by operating activities in the first nine months of fiscal 2003 was primarily attributable to our net loss, a decrease in accounts payable and accrued liabilities and a non-cash gain on repurchases of our convertible subordinated notes, partially offset by a decrease in accounts receivable and prepaid assets, non-cash charges for depreciation and amortization, provision for losses on accounts receivable and loss on investments. Cash used by operating activities in the first nine months of fiscal 2002 was primarily due to our net loss, increases in accounts receivable, inventories and other working capital items offset by increases in accounts payable and other accrued expenses.

Net cash provided by investing activities for the nine months ended November 30, 2002 was $128.4 million, consisting primarily of proceeds from maturities and sales of marketable investments, partially offset by purchases of short-term and long-term investments and capital equipment. Net cash used in investing activities for the nine months ended December 1, 2001 was $325.9 million and consisted of capital expenditures, and purchases of short-term and long-term investments, partially offset by proceeds from maturities and sales of investments. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers, enterprise resource planning software applications and facilities-related improvements.

Net cash used in financing activities for the nine months ended November 30, 2002 was $17.7 million, consisting of proceeds from issuance of common stock pursuant to our employee stock purchase plan, offset by an adjustment to equity relating to the spin off from Cabletron in August 2001 and repurchases of the convertible subordinated notes. During the three months ended November 30, 2002, we repurchased a total of $28.0 million in principal amount of the convertible subordinated notes, for an aggregate price of $16.9 million, plus accrued interest thereon of $440,000. Concurrently with the repurchases of the convertible subordinated notes, we wrote off $650,000 of debt issuance costs from other long-term assets. As a result of the repurchases and write-off, we recorded an extraordinary gain of approximately $6.3 million, net of income tax of $4.2 million, in the third quarter of fiscal 2003. Cash provided by financing activities was $322.8 million for the nine months ended December 1, 2001, consisting of proceeds from issuance of common stock, exercise of stock options, net transfers from Cabletron under our agreement with them and net proceeds from issuance of convertible subordinated notes in November 2001.

Beginning in fiscal 2002, we initiated a program to sell, from time to time, trade accounts receivables to an unrelated finance entity, with limited recourse. We account for the transfer of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” According to the accounts receivable sale agreements, we maintain the servicing of these receivables. During the nine months ended November 30, 2002, we sold approximately $13.8 million in receivables. The difference between the receivables face amount and net cash flow from the sale of receivables in any given period represents the discount on sales and is recorded as interest expense. The discount was approximately $882,000 in the first nine months of fiscal year 2003. At November 30, 2002, $5.1 million in sold trade accounts receivable remained outstanding. For the nine months ended December 1, 2001, we sold $9.0 million in trade accounts receivable with a discount of approximately $343,000.

        We currently have operating lease commitments of approximately $13.7 million, outstanding convertible subordinated notes of $147.0 million due December 2006 and standby letters of credit relating to lease guarantees of $8.3 million. In January 2003, we completed the acquisition of Pipal Systems, Inc., which will be accounted for as a purchase of a group of net assets rather than a business combination in accordance with EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” We issued approximately 7.3 million shares of common stock and agreed to pay approximately $4.1 million in cash in exchange for all of Pipal’s outstanding capital stock. In addition, with respect to Pipal’s outstanding stock options, we settled for approximately $367,000 cash, in part, and issued stock options in substitution for the remainder, which, if fully vested and exercised, would amount to approximately 700,000 shares of common stock. The common stock issued in exchange for Pipal common stock is subject to the Company’s right to repurchase in accordance with individual vesting schedules. The Company will pay the cash payable for Pipal common stock and options as they vest with dates generally ranging from the closing of the transaction to four years. Any remaining cash which has not vested will be paid on January 2, 2013. We also assumed debt totaling approximately $6.5 million and entered into bonus and compensatory arrangements tied to milestones for employees and consultants totaling approximately $4.6 million. In connection with the acquisition of Pipal, we had made loans to Pipal in the amount of $965,000, which were forgiven and became an element of the purchase price. Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business, resources we devote to developing our products and market acceptance of our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support, marketing and product development organizations, and for other general corporate activities and infrastructure. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, including repurchases of our common stock or our convertible notes, adjustments to our capital expenditures and overall spending, the restructuring of our operations and the disposition of assets. We may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable short-and long-term investments together with our existing credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 12 months.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Factors Related to Our Business

We have a general history of losses and cannot assure you that we will operate profitably in the future.

We have not yet achieved profitability on an annual basis, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. We incurred net losses of $30.7 million, $65.8 million and $37.4 million during fiscal years 2002, 2001 and 2000, respectively and $101.8 million during the nine months ended November 30, 2002. Portions of our financial data for fiscal 2002 and earlier periods were based on Cabletron’s financial statements. We anticipate incurring significant sales and marketing, product development and general and administrative expenses, which will require us to realize significantly higher revenue in order to achieve profitability.

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

We base our operating expenses on anticipated revenue trends. A high percentage of our expenses remain relatively fixed despite changes in revenue, including marketing, research and development and general administrative expenses and expenses for employee compensation other than sales commissions. This means that any failure to achieve anticipated revenues could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. For example, during the three months ended November 30, 2002, while our operating expenses decreased by approximately $1.0 million or 3% compared to the three months ended December 1, 2001, net revenues declined by 77% compared to the same period a year ago. As a result, operating expenses accounted for 234% of net revenues for the three months ended November 30, 2002 compared to 55% of net revenues for the same period a year ago.

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

Historically, a limited number of customers have accounted for a significant portion of our revenues. Customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. Some of our former significant customers have filed for bankruptcy and ceased operations. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. We generally do not have binding commitments from our customers. If any of our large customers cancels, reduces or delays purchases, our revenues and profitability would be harmed.

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

Our growth strategy depends in part on the expansion of our international sales and operations. International sales increased to 32% in fiscal 2001 and 52% in fiscal 2002. During the nine months ended November 30, 2002, international sales accounted for 63% of net revenues. The international market for our products is less mature than the market in the United States, and our strategy of selling to service providers that operate in the metropolitan area network may be unsuccessful on an international basis. Operating internationally exposes us to risks such as longer accounts receivable collection cycles, difficulties in staffing and managing operations across disparate geographic areas, tariffs, export controls and other trade barriers, less effective protection of intellectual property and potentially negative consequences from changes in tax laws. We conduct our international sales in either U.S. dollars or local currencies and a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We are also subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may engage in hedging transactions to minimize the risk of fluctuations, and if we are not successful in managing hedging transactions, we could incur losses.

Certain of our customers rely on us to arrange financing for our products, which subjects us to credit and market risks.

Certain of our customers do not have or do not wish to commit the financial resources necessary to purchase our products without financing, and these customers may expect us to arrange their financing. These financing arrangements can expose us to our customers’ credit risks and in the past we have experienced customer defaults. Due to continuing public market volatility, a number of our current or prospective customers may be unable to raise funding through the issuance of their securities or the borrowing of money. This difficulty could result in an increased need for financing provided either by us or with our assistance and an increased risk of customer default. At November 30, 2002, our guaranteed lease payments amounted to $8.3 million. In the past, we benefited from Cabletron’s resources and credit in arranging financing for our customers. As a result of our separation from Cabletron, we are a much smaller, stand-alone company, which could impair our ability to provide or arrange and support customer financing. If third party financing were to become less available due to credit market factors, our ability to arrange third party financing for our customers could be significantly limited, potentially resulting in reduced revenues. We have not entered into any lease financing transactions since September 2001.

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

We are currently a defendant in a consolidated securities class action lawsuit and a derivative lawsuit, which seek damages of indeterminate amounts. We are and may in the future be subject to other litigation arising in the normal course of our business. We also face risks associated with certain option grants made to our employees and employees of Cabletron and Cabletron’s affiliates and to our advisors and consultants because, as a result of the nature of the persons who received these options and the vesting provisions of these options granted prior to February 22, 2001, we may have violated the California state securities laws. Costs associated with these option grants could be significant.

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

Our contract manufacturer manufactures our products using quality assurance standards that we established. We have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based on forecasts we provide it and the actual component usage and product sales are significantly lower than we had forecast. We provide reserves for excess and obsolete inventory based on our expectation of future sales. We believe the provisions we have made for inventory are adequate; however, if the demand for our products differs significantly from our estimates, our provisions may need to increase which could adversely affect our gross margin for a given period.

Substantially all of our revenues come from sales of our RS router family, making us dependent on widespread market acceptance of these products.

Substantially all of our revenues result from sales of our RS router family. Continuing market acceptance of our products is critical to our future success, and we are more dependent on the market acceptance of a single product family, our RS router family, than competitors with broader product offerings. Factors that may affect the market acceptance of our RS router family include:

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

We may make strategic investments in the future. We may not realize the anticipated benefits of our current and future strategic investments. Some of our current investments have resulted in and may continue to result in losses. The companies in which we invest may not make, may reduce or may terminate product purchases from us. We may lose all or a portion of the amount invested. Our ability to recover investments from these investees is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. We assess the fair value of our strategic investments quarterly and may be required to record impairment charges against our strategic investments. We also assess possible impairment for our investment portfolio based on the general financial performance of the telecommunications industry and general economic conditions. During the fourth quarter of the fiscal year ended March 2, 2002, and the nine months ended November 30, 2002, certain private companies in which we held investments were experiencing financial declines and were not likely to be able to raise capital to continue operations. In addition, the prolonged economic downturn has further negatively affected the financial performance of companies in the telecommunications sector. As a result, we determined that investments in these investees had declined in fair market value on an other-than-temporary basis and accordingly recorded impairment charges of $22.1 million and $35.0 million for the fiscal year ended March 2, 2002 and the nine months ended November 30, 2002, respectively, against strategic investments. Factors we consider important that could trigger an impairment charge include the likelihood that the related company would have insufficient cash flows to operate for the next six to twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. If we determine to reduce the carrying value of one of our investments, such a reduction could adversely affect our financial condition and results of operations.

A substantial portion of our strategic investments is and may continue to be in companies located outside of the United States. We face additional risks associated with these international investments, including political or social unrest or economic instability in the specific country or region, as well as the ability to enforce our contract rights, if necessary, in a foreign jurisdiction.

The issuance of shares of our common stock in our recent acquisition of Pipal Systems, Inc. and the recognition of Pipal’s operating losses will have the effect of increasing our net loss per share, which could reduce the market price of our stock. If we are unable to achieve certain business synergies following the acquisition, we may not achieve results of operations and financial conditions superior to what the two companies could achieve independently.

The issuance of our common stock in connection with our recent acquisition of Pipal Systems and the recognition of Pipal’s operating losses will have the effect of increasing our net loss per share and could reduce the market price of our common stock unless and until revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved. There can be no assurance that such growth, savings or synergies will be achieved. In addition, in the event that investors view the acquisition negatively, the market price of our common stock could be adversely affected. Although we believe that beneficial synergies will result from the acquisition, there can be no assurance that the combining of the two companies’ businesses, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result.

If customers do not perceive benefits from integrating Pipal’s intellectual property and product design into our product offerings or we experience problems integrating Pipal’s business with ours, our revenues following the acquisition may fail to grow or may decline, our expenses could increase, our business could be adversely affected and our stock price could decline.

The success of the acquisition of Pipal depends on market acceptance of our strategic initiative to integrate Pipal’s intellectual property and product design into our product offerings. If customers do not perceive benefits from these combined product offerings, we will not realize the principal strategic benefits that we currently anticipate from the acquisition. As a result, we would not realize increased revenues and could experience decreased revenues as a result of the acquisition and could simultaneously be required to expend additional amounts to develop products or remedy unanticipated problems, any of which could harm our operating results and our earnings per share. If we fail to integrate Pipal’s business with ours successfully, we will incur substantial costs which will increase our expenses and operating losses, and we will fail to achieve the expected synergies of the acquisition. In addition, integration problems could divert management’s attention from regular business concerns and other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. To the extent the acquisition and related integration do not proceed as beneficially as anticipated, our revenues could decline or grow at a slower rate, our expenses could increase and our stock price could decline.

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

Conflicts of interest may arise because our directors and executive officers have ownership interests in Enterasys.

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

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share and a minimum of $10.0 million in stockholders’ equity. There have been periods in the second and third quarters of fiscal year 2003 when the closing bid price per share for our common stock was below $1.00. If the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, Nasdaq will provide a notice indicating that we are not in compliance with the minimum bid requirement, and we will be provided 90 calendar days to regain compliance. If, at any time within that 90-day period, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that we comply with the minimum bid requirement. If compliance with the requirement cannot be demonstrated by the end of the 90-day period, Nasdaq will provide written notification that our common stock will be delisted from The Nasdaq National Market, at which time we may appeal Nasdaq’s determination. On October 7, 2002, we received notification from Nasdaq that for 30 consecutive trading days our common stock had closed below the minimum $1.00 per share requirement. On November 18, 2002, we received notification from Nasdaq that we had regained compliance with the minimum bid requirement for continued listing. There can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of The Nasdaq National Market’s rules in the future. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

Item 5.    Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of fiscal year 2003 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the second quarter are each considered by the Company to be audit-related services, which are closely related to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K:

On October 23, 2002, the Company filed a current report on Form 8-K reporting under items 5 and 7 that Mr. William J. Weyand and Ms. Sylvia Summers had been elected to the board of directors and that the Company had received notification from Nasdaq that for 30 consecutive trading days the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq National Market.

On November 18, 2002, the Company filed a current report on Form 8-K reporting under item 5 that the Company had received notification from Nasdaq that the Company had regained compliance with the minimum bid requirement for continued listing on The Nasdaq National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERSTONE NETWORKS, INC. (Registrant)

/s/ ROMULUS S. PEREIRA
Romulus S. Pereira President, Chief Executive Officer and Director (Duly Authorized Officer)
Dated:	January 14, 2003

/s/ ROBERT STANTON
Robert Stanton Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)
Dated:	January 14, 2003

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

/s/ ROMULUS S. PEREIRA
Romulus S. Pereira President, Chief Executive Officer and Director

Dated:	January 14, 2003

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

/s/ ROBERT STANTON
Robert Stanton Executive Vice President of Finance and Chief Financial Officer

Dated:	January 14, 2003