Form 10-Q
period 2003-05-31
RIVERSTONE NETWORKS INC
filed 2004-09-02
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of September 1, 2004, there were 130,105,034 shares of the Registrant’s common stock outstanding.

I NDEX

RIVERSTONE NETWORKS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	May 31, 2003	March 1, 2003(1)
Assets
Current assets:
Cash and cash equivalents	$95,254	$99,610
Short-term investments	116,108	120,218
Accounts receivable, net	11,858	13,115
Inventories	9,005	10,217
Prepaid expenses	4,917	1,952
Other current assets	3,794	3,997

Total current assets	240,936	249,109

Long-term investments	105,476	122,498
Property and equipment, net	13,351	13,635
Goodwill	6,324	6,324
Other intangibles assets, net	16,622	17,905
Other long-lived assets	10,020	10,361

Total assets	$392,729	$419,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,936	$12,121
Accrued compensation	6,898	6,723
Accrued liabilities	10,218	9,577
Deferred income on shipments to resellers	14,979	13,719
Deferred revenue on maintenance contracts	4,104	3,524
Convertible subordinated notes	131,750	147,000

Total current liabilities	182,885	192,664

Long-term deferred revenue on maintenance contracts	4,155	3,883
Securities litigation settlement accrual	20,250	20,250
Other long-term liabilities	1,927	2,086
Commitments and contingencies (see Note 13)

Stockholders’ equity:
Common stock	1,318	1,306
Additional paid-in capital	467,701	467,095
Accumulated deficit	(274,340)	(254,987)
Unearned stock-based compensation	(12,595)	(13,965)
Accumulated other comprehensive income	1,428	1,500

Total stockholders’ equity	183,512	200,949

Total liabilities and stockholders’ equity	$392,729	$419,832

(1)	The balance sheet at March 1, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
		(as restated)
Net revenues	$16,280	$17,180
Cost of revenues	12,056	11,236

Gross profit	4,224	5,944

Operating expenses:
Research and development	13,452	11,942
Sales and marketing	9,486	13,519
General and administrative	2,452	2,338
Restructuring charges	(82)	—

Total operating expenses	25,308	27,799

Operating loss	(21,084)	(21,855)

Other income	3,642	2,159
Interest expense	(1,686)	(2,268)

Loss before income tax provision	(19,128)	(21,964)
Income tax provision	225	158

Net loss	$(19,353)	$(22,122)

Basic and diluted net loss per share	$(0.15)	$(0.18)

Shares used in per share calculation	126,319	122,580

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
		(as restated)
Cash flows from operating activities:
Net loss	$(19,353)	$(22,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,241	2,541
Amortization	2,137	675
Stock-based compensation	1,456	652
Loss on investments	266	136
Gain on extinguishment of debt	(2,853)	—
Gain on sales of marketable securities	(173)	(167)
Loss on disposal of assets	—	73
Changes in assets and liabilities:
Accounts receivable	1,128	(8,043)
Inventories	1,212	1,983
Prepaid expenses and other current assets	(2,762)	2,886
Other long-lived assets	(337)	2,402
Accounts payable and other liabilities	3,749	(15,682)
Deferred income and revenue	2,112	1,111

Net cash used in operating activities	(11,177)	(33,555)
Cash flows from investing activities:
Acquisition of assets, net of cash	(277)	—
Capital expenditures	(2,000)	(2,275)
Proceeds from maturities of available-for-sale marketable securities	73,162	55,908
Proceeds from sales of available-for-sale marketable securities	69,707	14,364
Purchases of available-for-sale marketable securities	(121,942)	(114,080)

Net cash provided by (used in) investing activities	18,650	(46,083)
Cash flows from financing activities:
Proceeds from issuance of common stock	532	1,477
Repurchases of convertible subordinated notes	(12,094)	—

Net cash (used in) provided by financing activities	(11,562)	1,477
Effect of foreign exchange rate changes on cash	(267)	637

Decrease in cash and cash equivalents	(4,356)	(77,524)
Cash and cash equivalents, at beginning of period	99,610	123,055

Cash and cash equivalents, at end of period	$95,254	$45,531

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

Riverstone Networks, Inc. and its wholly-owned subsidiaries collectively (“Riverstone” or the “Company”) is a leading provider of data transmission routing equipment for metro Ethernet networks. Riverstone’s metro routers and accompanying products are designed to meet customers’ IP networking requirements in support of voice, video, and data services. Riverstone’s products enable carriers to offer these services across existing revenue-generating networks and new Ethernet deployments.

The Company was created by the combination of two businesses previously acquired by Cabletron Systems, Inc. (“Cabletron”) and renamed Riverstone. Riverstone completed its initial public offering on February 22, 2001. On August 6, 2001 (the “Distribution Date”), Cabletron distributed all of its shares of Riverstone’s common stock to its stockholders, and Riverstone ceased to be a subsidiary of Cabletron. These accompanying unaudited condensed consolidated financial statements reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Distribution Date. Cabletron is now know as Enterasys Networks, Inc. (“Enterasys”).

The accompanying financial statements of Riverstone have been prepared on a consistent basis with the audited consolidated financial statements as of and for the fiscal year ended March 1, 2003 and include all adjustments, consisting of only normal recurring accruals, necessary to fairly present the information set forth therein. These financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) and certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended March 1, 2003 and notes thereto included in the Company’s Form 8-K, which was furnished to the SEC on September 2, 2004. The accompanying condensed consolidated balance sheet at March 1, 2003 has been derived from audited financial statements as of that date. Operating results for the three-month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004.

Note 2. Restatement of Condensed Consolidated Financial Results

On April 25, 2003, the Company announced that it had received a request from the SEC for the voluntary production of certain information in connection with the Company’s accounting practices, specifically related to recognizing revenue on sales transactions involving contingencies, sales to customers in which the Company may have had an investment interest, and sales to customers from whom the Company was purchasing product at or about the same time. The SEC subsequently issued a formal order of investigation. In response to the SEC’s request, the Company began voluntarily cooperating with the SEC and also commenced an internal investigation of its accounting practices under the direction of a Special Committee of its Board of Directors. The Special Committee engaged independent outside counsel and independent forensic accountants to perform the investigation. The investigation discovered previously undisclosed Company communications and other information calling into question the appropriateness and timing of revenues recognized from certain customers. Among the matters discovered in the course of the investigation were: (i) unauthorized side arrangements and other evidence of unauthorized promises made by certain former Company representatives that provided customers, particularly resellers, with undisclosed rights of return or other forms of concession not previously communicated and, therefore, which were not previously accounted for in the Company’s consolidated financial statements, (ii) evidence indicating revenue was improperly recognized on sales to customers in which the Company had an investment interest that did not have business substance, and (iii) improper accounting for barter transactions. Based upon the preliminary findings of the investigation, the Company announced on July 21, 2003 that investors should not rely on the Company’s historical financial statements and auditors’ reports

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

thereon or its financial results announced for any period and that it intended to restate previously reported consolidated financial statements for the fiscal year ended March 2, 2002, and previously reported interim consolidated financial statements for the first three quarters of fiscal year 2003. As a result of the restatement process, the Company delayed the filing of its fiscal 2003 and 2004 Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ending May 31, 2003, August 30, 2003, November 29, 2003 and May 29, 2004. The Special Committee received the reports of independent outside counsel and independent forensic accountants in September 2003 and directed Company management to complete the restatement process thereafter. The Company’s restatement process included initiation of a program intended to correct internal control deficiencies that contributed to conduct of, and the failure to detect, the unauthorized activities that resulted in the restatements of previously reported fiscal year 2002 and 2003 interim financial information. In the course of implementing this program, management has satisfied itself that all employees believed to be involved in unauthorized activities have either resigned or been terminated.

Set forth below is selected consolidated financial data for the three-month period ended June 1, 2002, on a restated and previously reported basis, as well as a description of the significant adjustments impacting the financial results for the period. The restatement of revenue relates primarily to the Company’s: (i) change to the sell-through basis of revenue recognition to, given the circumstances, more appropriately reflect the recognition of revenue on sales to resellers and (ii) reversal of revenue recognized prior to, contemporaneously with, or after acquiring an equity investment in certain of its customers. In addition, in the course of preparing the condensed consolidated financial statements to properly reflect its revenue and investments, the Company identified other items and errors for which accounting adjustments were necessary. Many of these adjustments have been recorded in specific quarters using the benefit of hindsight as the Company believes such presentation is the most appropriate even though such adjustments may not have been recorded in those specific quarters had the Company issued its financial statements on a timely basis.

The Company decreased previously reported net revenue by $12.9 million for the three-month period ended June 1, 2002, resulting primarily from the change in accounting policy to the sell-through basis.

The Company also made corresponding adjustments to cost of revenues, operating expenses and other accounts in connection with these revenue adjustments. For the three-month period ended June 1, 2002, the net effect of these expense and other adjustments was to decrease the previously reported cost of revenues by $3.7 million, decrease operating expenses by $3.9 million, and decrease other income and interest expense by $1.1 million.

The condensed consolidated financial statements for the three-month period ended June 1, 2002 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required an evaluation of a number of complex criteria and significant accounting judgments by the Company. The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to increase the Company’s previously reported net loss by $6.2 million for the three-month period ended June 1, 2002.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three-month period ended June 1, 2002 (in thousands, except per share amounts):

	Three-Month Period Ended June 1, 2002
	As Previously Reported	As Restated	Difference
Net revenues	$30,100	$17,180	$(12,920)
Cost of revenues	14,956	11,236	3,720

Gross profit	15,144	5,944	(9,200)

Operating expenses:
Research and development	12,502	11,942	560
Sales and marketing	13,563	13,519	44
General and administrative	5,606	2,338	3,268

Total operating expenses	31,671	27,799	3,872

Operating loss	(16,527)	(21,855)	(5,328)
Other income	3,020	2,159	(861)
Interest expense	(2,062)	(2,268)	(206)

Loss before income tax provision	(15,569)	(21,964)	(6,395)
Income tax provision	380	158	222

Net loss	$(15,949)	$(22,122)	$(6,173)

Basic and diluted net loss per share	$(0.13)	$(0.18)	$(0.05)

Shares used in per share calculation	122,580	122,580

Other comprehensive loss:
Unrealized gain on investments	$46	$29	$(17)
Accumulated translation adjustments	102	585	483

Comprehensive loss	$(15,801)	$(21,508)	$(5,707)

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Revenue and Related Expense Adjustments

The following is a description of the restatement adjustment categories impacting net revenues and expenses as reported (in thousands):

Three-Month Period Ended June 1, 2002
Net loss, as previously reported	$(15,949)

Net revenues adjustments:
Change in revenue recognition to the sell-through basis	(9,504)
Sales/Investment transactions	(3,987)
Non-reseller adjustments	1,351
Reclassification of payments to customers	(888)
Other	108

Restatement adjustments to net revenues	(12,920)

Adjustments to cost of revenues	3,720

Operating expenses adjustments:
Change in revenue recognition to the sell-through basis	1,160
Sales/Investment transactions	984
Barter transactions	312
Reclassification of payments to customers	428
Other	988

Restatement adjustments to operating expenses	3,872

Other income (expense) adjustments:
Sales/Investment transactions	(137)
Other	(930)

Restatement adjustments to other income (expense)	(1,067)
Income tax effect	222

Net restatement adjustments	(6,173)

Net loss, as restated	$(22,122)

Revenue Adjustments

Change in Revenue Recognition to the Sell-Through Basis

The Company sells a majority of its products through resellers, and prior to the discovery of the facts described later in this paragraph, had reported revenue from sales to resellers on a sell-in basis. Business arrangements with the Company’s resellers were previously believed to require payment within a customary collection period and provide limited return rights under specific circumstances. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right-of-Return Exists (“SFAS 48”), specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. The Company previously concluded that the criteria of SFAS 48 had been satisfied and revenue from its resellers was recognized on a sell-in basis, net of allowances for estimated returns. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company identified certain sales arrangements with resellers where it did not meet the

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

criteria of SFAS 48 that require the vendor’s obligation to the buyer to be complete and the fees to be fixed or determinable at the time of product shipment. It was found that certain former Company representatives had provided concessions outside the authorized contractual terms, including the right to return unsold product for a refund or credit (a “stock return”), or exchange unsold product for different product (a “stock rotation”). In addition, in some instances, pursuant to unauthorized side arrangements or other understandings, resellers were not obligated to pay for delivered products until they had sold them to end user customers. The pervasiveness of unauthorized side arrangements and granting of various forms of concessions caused the Company to conclude that the sell-in model was not appropriate, under the circumstances, for sales to resellers. Accordingly, these condensed consolidated financial statements reflect a revenue recognition policy for sales to resellers on a sell-through basis. Because of the Company’s present inability to obtain reliable evidence of physical sell-through information from all of its resellers for historical transactions, management has concluded that, in general, cash receipt currently provides the most relevant evidence of sell-through. However, in cases where cash has been received from a reseller and the Company has reliable evidence that product has not been sold through, revenue remains deferred until the Company obtains reliable evidence of sell-through.

The total restatement adjustments required under the change in revenue recognition policy resulted in previously reported net revenues decreasing by $9.5 million for the three-month period ended June 1, 2002.

Sales/Investment Transactions

The Company, in certain instances, sold its products and services to customers prior to, contemporaneously with, or after acquiring an equity position in those customers. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company has determined that substantially all of these transactions either lacked economic substance or the fair value of the underlying equity investments was unreliable because certain former Company representatives had inappropriately influenced the valuation process. As a result, the carrying value of substantially all such investments was reduced by the amount of product or service revenue previously recognized in the restatement of the Company’s condensed consolidated financial statements for the three-month period ended June 1, 2002. The related cost of revenues was not adjusted for these transactions. These adjustments resulted in a decrease in previously reported net revenues of $4.0 million, net of previously recorded provisions for product returns from investees that were also reversed for the three-month period ended June 1, 2002.

Non-Reseller Adjustments

The Company generally recognizes revenue upon shipment of products to its non-reseller customers provided that delivery has occurred and there are no uncertainties regarding customer acceptance, persuasive evidence of arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. If uncertainties exist, revenue is recognized when these uncertainties are resolved. In the course of its investigation, the Company identified a limited number of non-reseller customers where collectability was not reasonably assured or extended payment terms were granted. In these instances, the Company deferred recognition of revenue until all revenue recognition criteria were met. In addition, the Company identified a limited number of non-reseller customers to whom return rights and stock rotation rights were granted after payment had been received. Based on these findings, the Company has continued to defer the recognition of revenue, after cash has been received, by the amount that such specified non-resellers were permitted to return. The related adjustments also necessitated the reversal of previously recorded allowances for estimated returns because, as restated, the related revenue was deferred. The adjustments resulted in an increase in previously reported net revenues of $1.4 million for the three-month period ended June 1, 2002.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Reclassification of Payments to Customers

EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”), requires that, in certain circumstances, a sales incentive or other consideration given to customers should be accounted for as a reduction of revenue. The Company failed to properly adopt EITF 01-9 in the first quarter of fiscal year 2003 and, accordingly, charges for payments to customers during the first three quarters of fiscal year 2003 were recorded in marketing expense when they should have been recorded as a reduction of revenue. Furthermore, the Company found that certain payments made to customers during fiscal year 2003 had not been recorded in the proper period. As a result of the related adjustments, the Company decreased previously reported net revenues by $0.9 million for the three-month period ended June 1, 2002.

Expense and Other Adjustments

Cost of Product Revenues

Cost of revenues has been adjusted to reflect the Company’s change in revenue recognition policy to the sell-through basis, as discussed above. Adjustments have been recorded to defer and recognize costs of product revenue in the same periods that the related revenue is recognized.

Change in Revenue Recognition to the Sell-Through Basis

Prior to the restatement, the Company had generally recognized revenue at time of shipment and had provided allowances for bad debts based on its best estimates. The Company’s change in revenue recognition to the sell-through method for sales to resellers necessitated the reversal of certain previously recorded charges to bad debt expense because, as restated, the related revenue was either deferred or the account receivable was not recorded. The total restatement adjustments resulted in a reduction of previously recorded bad debt expense of $1.2 million for the three-month period ended June 1, 2002.

Sales/Investment Transactions

As described above, the Company determined that substantially all of its sales/investment transactions lacked economic substance and, accordingly, it adjusted previously reported revenues and carrying amounts of investments associated with those transactions. In addition, the Company reversed operating expenses of $1.0 million principally to reduce previously recorded bad debt expense related to those transactions for the three-month period ended June 1, 2002.

Barter Transactions

The Company engaged in several transactions with customers from whom it was also procuring products and services at or about the same time. As a result of the Special Commitee’s investigation and additional procedures performed by management, the Company subsequently determined that it had improperly recognized revenue and capitalized costs associated with some of these transactions. Accordingly, adjustments were recorded to offset the originally capitalized amounts against the related revenues as of the original transaction dates. The increase in previously reported operating expenses from these adjustments was $0.3 million for the three-month period ended June 1, 2002.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Reclassification of Payments to Customers

As described above, the Company failed to properly adopt EITF 01-9 and it found that certain payments to customers were not recorded in the proper period in fiscal year 2003. As a result of the revenue adjustments, the Company decreased previously recorded marketing expense by $0.4 million for the three-month period ended June 1, 2002. This amount differs from the reduction of revenues in the same period as a result of timing differences.

Other Income and Expense Adjustments

Included in other income and expense are adjustments primarily to record the foreign currency effects of the restatement adjustments.

Note 3. Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company measures compensation cost in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations. Expense associated with stock-based compensation under Opinion 25, generally acquisition-related compensation expense and expense related to options granted prior to the Company’s initial public offering, is being amortized on a straight-line basis over the vesting period of four years.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the 2000 Equity Incentive Plan (“2000 Plan”) and under the 2001 Employee Stock Purchase Plan (“ESPP”), collectively called “options.” Pro forma information, is as follows (in thousands, except per share amounts):

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
		(as restated)
Net loss—as reported	$(19,353)	$(22,122)
Add: amortization of unearned stock-based compensation included in reported net loss	1,456	652
Less: total stock-based employee compensation expense determined under fair value method	(7,603)	(10,638)

Pro forma net loss	$(25,500)	$(32,108)

Basic and diluted pro forma net loss per share	$(0.20)	$(0.26)

Shares used in per share calculation	126,319	122,580

SFAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of options.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The fair value of each option and right granted under the 2000 Plan and the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model. All shares reserved for issuance under the ESPP were exhausted upon the completion of the April 1, 2003 employee purchase. Accordingly, the ESPP was suspended by the Company’s Board of Directors and there are no additional shares reserved for future issuance. The following assumptions were used for the calculation of the fair value of option grants under Black-Scholes:

	Three-Month Period Ended
	May 31, 2003	June 1, 2002

2000 Plan:
Expected life ( in years)	4.0	4.0
Volatility	141.0%	127.0%
Risk-free interest rate	2.4%	2.4%
Dividend yield	—%	—%

ESPP
Expected life (in years)	0.5	0.5
Volatility	133.0%	118.0%
Risk-free interest rate	1.1%	1.1%
Dividend yield	—%	—%

Note 4. Inventories

Inventories were as follows (in thousands):

	May 31, 2003	March 1, 2003
Raw materials	$2,148	$2,484
Finished goods	6,857	7,733

Total	$9,005	$10,217

Note 5. Other Intangible Assets

Other intangible assets were as follows (in thousands):

	May 31, 2003		March 1, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Purchased technology	$13,582	$(1,418)	$13,582	$(568)
Workforce-in-place	5,178	(720)	5,178	(287)

Total	$18,760	$(2,138)	$18,760	$(855)

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The future annual amortization expense of the other intangible assets existing as of May 31, 2003 is expected to be as follows (in thousands):

Fiscal Years
2004 (remaining nine months)	$3,838
2005	5,121
2006	4,834
2007	2,829

Total	$16,622

Amortization expense of other intangible assets of $1.3 million was included in cost of revenues and operating expenses for the three-month period ended May 31, 2003. There was no related amortization expense during the three-month period ended June 1, 2002.

Note 6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented.

Certain potential common shares are excluded from the diluted computations when they are anti-dilutive. The items excluded from the diluted computations were as follows (in thousands):

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
Outstanding stock options	30,208	32,782
Warrants	335	335
Convertible subordinated notes	7,818	9,637

In addition, 5.0 million common shares issued in connection with the Pipal asset purchase are excluded from basic and diluted shares outstanding for the three-month period ended May 31, 2003, as they are subject to lapsing rights of repurchase. These shares will be included in the per share computations as they vest over the remaining vesting period of up to four years from the acquisition date of January 3, 2003.

Note 7. Restructuring Charges

In February 2003, subsequent to the close of the Pipal asset purchase, the Company’s management approved restructuring actions (“Q4 2003 Restructuring”) and recorded a restructuring charge of $1.2 million. This charge consisted of $0.5 million for severance and other employee costs resulting from a reduction in workforce of approximately 30 employees across all business functions and job classes, as well as $0.7 million related to write-off of equipment.

In August 2002, the Company’s management approved restructuring actions (“Q2 2003 Restructuring”) and recorded a restructuring charge of $5.5 million. The charge was comprised of $4.5 million and $1.0 million

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

relating to severance and benefits and write-offs of equipment, respectively. Charges relating to severance and other employee costs resulted from a reduction in force of approximately 125 employees, across all geographic locations, business functions and job classes. In the first quarter of fiscal 2004, the Company recorded a reduction to the Q2 2003 Restructuring provision of $0.1 million as actual costs for severance and benefits were lower than originally estimated.

The following table sets forth the activity in the accrued restructuring reserves related to the fiscal 2003 restructuring plans during the three-month period ended May 31, 2003 (in thousands):

	Q4 2003 Restructuring	Q2 2003 Restructuring	Total
	Severance and Benefits	Severance and Benefits
Balance as of March 1, 2003	$423	$125	$548
Provision adjustment	(20)	(62)	(82)
Cash payments	(345)	(46)	(391)

Balance as of May 31, 2003	$58	$17	$75

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
		(as restated)
Net loss	$(19,353)	$(22,122)
Comprehensive income (loss):
Change in net unrealized gain on investments	238	29
Foreign currency translation adjustment	(310)	585

Total comprehensive loss	$(19,425)	$(21,508)

Note 9. Other Income

The components of other income were as follows (in thousands):

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
		(as restated)
Interest and investment income, net	$1,324	$3,086
Gain on extinguishment of debt	2,853	—
Foreign currency transaction losses	(504)	(1,101)
Other income (expense)	(31)	174

Total other income	$3,642	$2,159

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 10. Guarantees

Some of the technology licenses granted by the Company contain provisions that indemnify licensees of the Company’s technology from damages and costs resulting from claims alleging that the Company’s technology infringes on the intellectual property rights of a third-party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

Riverstone’s hardware warranty period is typically 12 months from the date of shipment. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts in accordance with changes in these factors. The warranty accrual is included in “Accrued liabilities” on the condensed consolidated balance sheets.

Changes in the warranty accrual were as follows (in thousands):

	May 31, 2003	June 1, 2002
		(as restated)
Balance at beginning of period	$601	$844
Warranties provided	103	230
Actual costs incurred	(137)	(230)

Balance at end of period	$567	$844

Note 11. Convertible Subordinated Notes

On September 11, 2003, the Company received notification from the Trustee for the Company’s 3.75% convertible subordinated notes due December 1, 2006 (the “Notes”) that, under the related indenture, an event of default had occurred as a result of Riverstone’s failure to remedy its noncompliance to timely file its Annual Report on Form 10-K within 60 days of receiving notice from the Trustee. The Trustee purports to declare all amounts owing on the Notes to be immediately due and payable. Accordingly, the Company has classified the entire balance of the Notes as current in the condensed consolidated balance sheets.

Included in “Interest expense” in the condensed consolidated statements of operations is $0.2 million and $0.2 million for the three-month periods ended May 31, 2003 and June 1, 2002, respectively, payable to holders of its Notes for the Company’s failure to cause a shelf registration statement for the resale of the Notes and the underlying common stock to be declared effective within 180 days of the issuance of such Notes. The Company expects to incur $0.2 million per quarter of liquidated damages relating to the remaining outstanding Notes until the resale registration statement relating to these Notes is declared effective, the Notes are sold under Rule 144 or the holding period under Rule 144(k) expires, whichever is earlier.

During the three-month period ended May 31, 2003, the Company repurchased a total of $15.3 million in principal amount of its Notes for an aggregate purchase price of $12.1 million, plus accrued interest thereon of $0.2 million, resulting in a gain of $2.9 million, net of the write-off of $0.3 million in related unamortized debt issuance costs. The gain on extinguishment of debt has been included in “Other income” in the condensed consolidated statement of operations.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 12. Stock Option Exchange Program

On October 15, 2002, the Company filed a Tender Offer Statement on Schedule TO (the “Offer”) with the Securities and Exchange Commission relating to a stock option exchange program offered to the Company’s employees, other than the Company’s executive officers and directors. Under the Offer, the Company would offer to exchange outstanding vested and unvested stock options held by eligible employees for replacement stock options. Depending upon the exercise price per share underlying the employee’s tendered stock option, the number of shares of common stock underlying the replacement stock option would equal 0.25 to 1.0 times the number of shares underlying the tendered option. Alternatively, eligible employees holding a stock option with an exercise price per share greater than or equal to $10.00 were entitled to tender such option for either a replacement option or a cash payment equal to $0.50 multiplied by 25% of the aggregate number of shares underlying the tendered option (rounded down to the nearest whole share), less any applicable withholding taxes or charges. Under the terms of the Offer, an eligible employee who elected to tender any option was also required to exchange any other options granted to such employee within the six months prior to October 15, 2002, regardless of the exercise price per share underlying such options, and all options with an exercise price per share greater than or equal to $5.00 per share.

On November 14, 2002, approximately 140 employees eligible to participate in the Offer tendered stock options to purchase an aggregate of 5.6 million shares of Riverstone common stock with exercise prices ranging from $1.40 to $23.66 per share. On May 21, 2003 replacement stock options were granted to purchase 2.7 million shares of the Company’s common stock, each with an exercise price of $1.45 per share. Due to employee attrition, replacement stock option grants were not made with respect to 0.4 million stock options subject to cancellation on November 14, 2002. The replacement stock options were vested at the time of grant to the same extent that the tendered stock options would have been vested had they not been tendered for exchange and continue to vest on the same schedule as the tendered stock options.

Certain employees eligible to participate in the Offer tendered an aggregate of 304,800 shares of Riverstone’s common stock underlying options and, subject to the terms and conditions of the Offer, received cash payments in the aggregate amount of $38,100 (which amount includes applicable withholding taxes) in exchange for the cancellation of their tendered options. In order to receive the replacement stock option grant or the alternative cash payment, an employee must have remained employed with the Company or one of its subsidiaries until the date on which the replacement stock options were granted.

Note 13. Commitments and Contingencies

Inventory Purchase Commitments

The Company currently outsources all manufacturing to one company, Flextronics International, Ltd., which manufactures its products in San Jose, California. In connection with a standard operating agreement with Flextronics, the Company routinely accepts liability for inventory purchased by the manufacturer to support the Company’s forecast. Any products not shipped in accordance with the forecast are purchased by Riverstone in the following month. As of May 31, 2003, inventory purchase commitments to Flextronics totaled approximately $5.8 million.

Litigation Matters

Beginning in July 2002, several complaints were filed in the U.S. District Court for the Northern District of California, on behalf of purported classes of persons who purchased Riverstone’s securities at various times between August 10, 2001 and June 19, 2002. The complaints name as defendants the Company and certain of its officers and directors. The complaints allege that the defendants violated federal securities laws by making false and misleading statements about the Company’s business and seek unspecified compensatory damages and other

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

relief. On September 25, 2002, these actions were consolidated under the caption In re Riverstone Networks, Inc. Securities Litigation, Case No. C-02-3581 PJH. On October 28, 2002, the Court entered an order appointing a lead plaintiff and lead plaintiff’s counsel. On or about January 15, 2003, the plaintiffs filed a Consolidated Amended Complaint. In March 2004, the parties reached an agreement in principle to settle the class action. The settlement calls for Riverstone to pay $18.5 million to the plaintiff class, and is subject to final court approval, which is expected to occur later this calendar year. Pursuant to SFAS 5, $18.5 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

In August 2002, a shareholder derivative lawsuit, captioned Bruhn v. Pereira, et al., No. CV810290, was filed in California Superior Court. The complaint alleges that the Company’s directors and officers made misrepresentations and/or omissions and breached their fiduciary duties to the Company in connection with the disclosure of the Company’s publicly reported financial results and statements and seeks unspecified damages as well as equitable and/or injunctive and other relief. On December 20, 2002, the defendants filed a demurrer to the complaint. On February 27, 2003, the plaintiff filed an amended complaint. On or about April 9, 2003, another shareholder derivative lawsuit, captioned Carrico v. Pereira, et al., No. CV816188, alleging substantially similar claims to the Bruhn complaint, was filed in California Superior Court. On April 23, 2003, the Bruhn and Carrico actions were consolidated under the caption In re Riverstone Networks, Inc. Derivative Litigation, No. CV810290. On or about May 28, 2003, the plaintiffs filed a consolidated shareholder derivative complaint. On or about February 14, 2003, a shareholder derivative lawsuit, captioned Watterson v. Pereira, et al., No. C03-0637, was filed in the U.S. District Court for the Northern District of California. In May 2004, the state and federal plaintiffs reached a settlement in principle with the Company. Under the agreed-upon settlement framework, the Company agreed to implement, or continue implementing, certain measures intended to improve corporate governance; in addition, the Company will pay plaintiffs’ attorneys fees of $1.75 million. The resolution of the cases is subject to drafting and approval of a final settlement agreement and release, which is expected to occur later this calendar year. Pursuant to SFAS 5, the $1.75 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

The Company is continuing to negotiate with its directors and officers’ liability insurers regarding the extent to which the insurers will reimburse settlement and defense costs in various legal and SEC matters. While the Company has already received $6.3 million in reimbursement (none of which had been received through May 31, 2003), the insurers have reserved their rights to assert that the claims related to the shareholder lawsuits are excluded from coverage under the applicable policies. Accordingly, the Company has not recognized any insurance recoveries in income, but rather has classified recoveries to date as a liability pending final resolution with the insurers.

In April 2003, the SEC commenced an informal inquiry regarding the Company’s accounting practices. The SEC subsequently issued a formal order of investigation. The Company is cooperating fully with the SEC. However, responding to the SEC review has required and will likely continue to require significant diversion of management’s attention and resources in the foreseeable future. If the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If the Company is unsuccessful in defending against this or other investigations or proceedings, it may face civil or criminal penalties or fines that would seriously harm Riverstone’s business and results of operations.

On November 13, 2003, a patent infringement action captioned Toshiba Corporation v. Juniper Networks and Riverstone Networks, Inc., C.A. No. 03-1035 (SLR), was filed in the United States District Court for the District of Delaware. Toshiba’s current complaint alleges that Riverstone infringes four patents relating to certain aspects of network communication. Toshiba is seeking to add two additional network communications patents to the lawsuit. Toshiba has not identified any specific Riverstone products or functionality of Riverstone’s products that would allegedly infringe those patents. Toshiba is seeking a permanent injunction and damages, but has not

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

specified the amount of damages it is seeking. Toshiba also alleges that Riverstone has willfully infringed the patents, which could result in an award of increased damages and attorneys’ fees. Riverstone has denied that it infringes these patents and has counterclaimed that the patents are invalid. Trial has been set for March 6, 2006. The Company intends to defend the action vigorously.

In September 2003, Enterasys filed a demand for arbitration against Riverstone with the American Arbitration Association in Boston, Massachusetts. Enterasys alleges that Riverstone is responsible for reimbursing Enterasys for approximately $13 million in costs purportedly related to the portion of the former Cabletron Systems business spun off with Riverstone. Riverstone has denied the allegations, and intends to vigorously defend against Enterasys’ action. The arbitration hearing has been set for September 2004.

In December 2003, a breach of contract action captioned Global Asia Partners, LP v. Riverstone Networks, Inc., Case No. 103CV011109 was filed in the California Superior Court for Santa Clara County. Global Asia Partners (“GAP”) alleges that Riverstone breached the limited partnership agreement by failing to fund a capital call of approximately $1.1 million in May 2003. GAP claims damages in the amount of the capital call, plus late fees and attorneys fees. In March 2004, GAP obtained a writ of attachment in the amount of approximately $1.3 million, and has served a notice that it intends to apply the writ to the Company’s bank accounts. On July 22, 2004, GAP filed an amended complaint adding a claim for anticipatory breach of contract in connection with the remaining $3.0 million of capital calls specified in the partnership agreement, and seeking damages in excess of $19.0 million, including consequential damages. GAP has filed a motion for summary adjudication on the breach of contract claim only; that motion is scheduled to be heard on September 30, 2004. Riverstone has denied the allegations, and intends to defend the action vigorously.

In February 2004, a breach of contract action captioned U.S. Bank N.A. v. Riverstone Networks, Inc., Case No. 04-495, was filed in the United States District Court for the Northern District of California. U.S. Bank, trustee for the holders who purchased approximately $132 million of the Company’s Notes, alleges that Riverstone is in breach of the indenture, the terms of which govern the sale of the Notes. On April 2, 2004, Riverstone moved to dismiss the complaint. On May 3, 2004, U.S. Bank filed its papers in opposition to the motion to dismiss, and filed a motion for summary judgment, seeking immediate judgment in its favor. On July 12, 2004, the Court denied both the trustee’s motion for summary judgment and the Company’s motion to dismiss. Riverstone has denied the allegations, and intends to defend the action vigorously.

Based on information available at the time of filing of this Form 10-Q, the Company does not believe that the outcome of the above described matters will have a material adverse impact on its results of operations, cash flows or financial condition beyond the amounts already recorded. It is possible, however, that an unfavorable resolution of any one or a combination of these matters could occur and materially affect the Company’s future results of operations, cash flows or financial position in a particular period. The Company is not aware of any other legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, operating results or financial condition. The Company may in the future be party to litigation arising in the course of its business, including claims that it allegedly infringes third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Note 14. Subsequent Event

In June 2004, the Company signed an agreement to sell its XGS enterprise technology platform and the associated software licenses to the ProCurve Networking Business unit of Hewlett-Packard Company for $28 million. The transaction is part of Riverstone’s previously announced strategic decision to refocus on the service provider market. Under the terms of the transaction, ProCurve will obtain hardware design and software operating system technology along with all rights and interests needed to develop and manufacture products and solutions based on the XGS technology. The Company retains its ownership of the operating system software. The transaction closed and the funds were received by Riverstone in June 2004, and will be reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2004. Riverstone has not yet assessed the impact on the carrying amounts of the major classes of assets and liabilities that would be included as a part of this disposal group; however, the total assets associated with this sale will not exceed the $8.8 million in unamortized intangible costs related to this technology and $0.2 million in net inventory carried on Riverstone’s financial statements at the date of the sale.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, and our audited consolidated financial statements as of and for the year ended March 1, 2003 furnished on Form 8-K on September 2, 2004 to the Securities and Exchange Commission.

Forward-Looking Statements

When used in the discussion below, the words “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. These statements that relate to future periods and which include statements as to our expectations regarding net income or losses, trends in average selling prices, gross margins and revenues, expected cost of revenues and sources of revenues, changes in product mix, inventory levels and accruals for inventory reserves, the adequacy of allowances for doubtful accounts and accruals for warranty costs, expectations regarding interest and other income, expectations regarding expenses, including investments in product development, expected cost structure reductions as a result of restructuring and the timing of severance payments, statements regarding our critical accounting policies, the adequacy and use of capital resources and expected variations in capital requirements, expectations regarding capital expenditures and infrastructure, strategic investments, strategic and operational alternatives, plans to maintain sales, support, marketing and product development organizations, the features and benefits of our current and future products, expectations regarding the development and maintenance of strategic distribution relationships, the volatility of our stock price and our foreign currency risk management strategy are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to successfully bring future products to market, gain market share and compete against established companies in our market, the impact of alternative technological advances and competitive products, our ability to develop and maintain strategic relationships, changes in the scope and nature of, and the outcome of, the Securities and Exchange Commission’s investigation, the on-going effect of our failure to file our Form 10-K for fiscal year 2004, our ability to file Forms 10-Q for periods beginning with the first quarter of fiscal year 2005, our ability to comply with each of the conditions prescribed by the NASDAQ Listing Qualifications Panel, the impact of the restatement on our yet-to-be-released financial results for past and future periods, including without limitation fiscal year 2002 and the interim periods of fiscal year 2005, and the matters discussed in “Risk Factors.” These forward-looking statements speak only as of the date thereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Riverstone Networks is a registered trademark of Riverstone Networks, Inc. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of data transmission routing equipment for metro Ethernet networks. Riverstone’s metro routers and accompanying products are designed to meet customers’ IP networking requirements in support of voice, video, and data services. Riverstone’s products enable carriers to offer these services across existing revenue-generating networks and new Ethernet deployments. The Company was created by the combination of two businesses previously acquired by Cabletron and renamed Riverstone. The majority of our net revenues comes from sales of our routers.

Our customers are principally providers of telecommunications, data and video services. We market our products worldwide to providers of data communications services, including incumbent and competitive exchange carriers and cable operators as well as government agencies and educational institutions that provide services within their organizations in a manner similar to commercial service providers.

Beginning shortly after our initial public offering, signs that the global telecommunications and data communications markets were deteriorating began to appear. This deterioration caused competitive local exchange carriers to reduce or cease their operations. Established service providers significantly reduced or postponed their capital spending. For most of the past three years, this trend continued, due to the global economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited availability of capital.

Our recent experience leads us to believe that our customers are once more beginning to spend their capital budgets on data infrastructure, including the kinds of network core and edge routers that we sell. Enterprises and consumers are beginning to expect bundled packages of voice, data and video services from their local and long distance telecommunications service providers, as well as their cable operators. This has created growing demand for a new convergence of networks, technologies and applications of which our routers are a crucial part.

Our sales force and senior executives have had a growing number of meetings with customers to discuss how the service providers will make voice, data and video services available at a price that will be attractive to end users of our customers’ services. Our customers are looking for products that can ease the transition from installed networks based upon a number of different data transmission standards, such as ATM and Sonet, to Ethernet-based networks.

We sell our products through a combination of direct marketing to specific customers, general advertising in industry-focused publications, presentations to industry analysts and participation in trade shows. Due to our relatively small size compared with our some of our competition, which includes companies such as Cisco and Alcatel, we also leverage our relationships with local resellers around the world, as well as with larger strategic alliances.

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

Restatement

As the result of a request for information by the SEC and an internal investigation, we undertook the restatement of previously reported interim financial results for fiscal year 2003. A detailed summary of the restatement process is set forth in Note 2 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. The discussion that follows is based upon the restated interim financial results for our fiscal year 2003, and the application of our revised accounting policies and procedures on a consistent basis during our fiscal years 2003 and 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our most important accounting policies often require us to make estimates and judgments of uncertain matters that could have a material effect on our results of operations during the period reported and the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Actual results could differ from our estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates we use in the preparation of the condensed consolidated financial statements.

Revenue Recognition. We derive our revenue from primarily two sources: a) product hardware revenue and b) services and support revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

When a sale involves multiple deliverables, such as bundled products and services, that represent separate units of accounting, the entire fee from the arrangement is allocated to each respective deliverable based upon its relative fair value or using the residual method, as circumstances dictate. The amounts allocated are recognized when revenue recognition criteria for each deliverable are met. The amount and timing of product and service revenue recognized is affected by management’s judgment as to whether an arrangement includes multiple deliverables and, if so, whether objective and reliable evidence of fair value exists for those deliverables.

The majority of our sales are generated through our resellers. Revenue from these customers is generally recognized on the sell-through basis of revenue recognition, provided persuasive evidence of an arrangement exists and the price is fixed or determinable. Because of our present inability to obtain reliable evidence of physical sell-through information from all of our resellers for historical transactions, we have concluded that, in general, cash receipt currently provides the most relevant evidence of sell-through. However, in cases where cash has been received and we have reliable evidence that product has not sold through, revenue remains deferred until we obtain reliable evidence of sell-through. We are in the process of renegotiating substantially all of our reseller arrangements so as to provide us with timely, verifiable sell-through information. At some point in the future, once we are satisfied with the reliability of the data, we plan to utilize reseller sell-through reports as the principal basis for recognizing revenue on reseller transactions, rather than relying on cash receipt. The timing of that decision will necessarily involve significant management judgment.

Costs of revenues associated with products sold to resellers are also deferred until the earlier of when management determines the carrying value of the related inventory is not otherwise recoverable or revenue recognition occurs. Decisions regarding recoverability necessitate management judgment. As presented in the accompanying condensed consolidated balance sheet, “Deferred income on shipments to resellers” includes deferred revenue less associated deferred cost of products sold.

We generally recognize revenue upon shipment of products to non-resellers provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. If uncertainties exist, revenue is recognized when these uncertainties are resolved.

The amount of product revenue recognized on shipments to non-resellers in a given period is also impacted by our judgments made in establishing reserves for potential future product returns. We provide a reserve for estimated customer returns based on historical returns, contractual rights, analysis of credit memo data and return policies. In addition, we receive input from our sales and support organizations on potential product returns relating to specific customer issues. If the data we use to calculate the estimated sales returns and allowances does not properly reflect future returns, a change in accruals for sales returns and allowances would be made in the period in which such a determination was made and our revenues could be adversely affected.

Accounts Receivable. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or substantial deterioration of financial position. We use estimates in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what actually occurs in the future.

Inventories. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record an adjustment for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. While we believe that our adjustments for excess and obsolete inventory have been adequate, if there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence due to rapidly changing technology, we may be required to further adjust our inventory and our gross margin could be adversely affected.

Purchased Intangible Assets. The accounting for purchased intangible assets requires extensive use of accounting estimates and judgments to allocate the purchase price paid to the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to identifiable intangible assets impact future amortization. If the assumptions and estimates we used to allocate the purchase price are not correct, purchase price adjustments or asset impairment charges could be required.

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenues:

	Three-Month Period Ended
	May 31, 2003	June 1, 2002
		(as restated)
Net revenues	100%	100%
Cost of revenues	74	65

Gross margin	26	35
Operating expenses:
Research and development	83	70
Sales and marketing	58	79
General and administrative	15	14
Restructuring charges	(1)	—

Total operating expenses	155	163

Operating loss	(129)	(128)
Other income	22	13
Interest expense	(10)	(13)

Loss before income tax provision	(117)	(128)
Income tax provision	2	1

Net loss	(119)%	(129)%

Net Revenues. The following table is a breakdown of total net revenues between product and service (in thousands, except percentages):

	Three-Month Period Ended		Variance in dollars	Variance in percent
	May 31, 2003	June 1, 2002
		(as restated)
Net Revenues
Product	$14,867	$15,720	$(853)	(5)%
Service	1,413	1,460	(47)	(3)%

Total	$16,280	$17,180	$(900)	(5)%

Net Revenues by Region. The following tables break down total net revenues and net product revenues by geographical region (in thousands, except percentages):

	Three-Month Period Ended		Variance in dollars	Variance in percent
	May 31, 2003	June 1, 2002
		(as restated)
Net Revenues
Americas	$6,258	$4,202	$2,056	49%
Asia Pacific	5,504	10,179	(4,675)	(46)%
Europe and Middle East	4,518	2,799	1,719	61%

Total	$16,280	$17,180	$(900)	(5)%

	Three-Month Period Ended		Variance in dollars	Variance in percent
	May 31, 2003	June 1, 2002
		(as restated)
Net Product Revenues
Americas	$5,365	$3,075	$2,290	74%
Asia Pacific	5,336	10,059	(4,723)	(47)%
Europe and Middle East	4,166	2,586	1,580	61%

Total	$14,867	$15,720	$(853)	(5)%

Net Revenues. Net revenues were $16.3 million for the three-month period ended May 31, 2003, a $0.9 million or 5% decrease from net revenues of $17.2 million for the three-month period ended June 1, 2002. Net revenues in the Asia Pacific region declined significantly due to the natural fall-off after completion of large initial deployments of early adopter customers, and lower follow-on revenue from extension of existing networks. For the three-month periods ended May 31, 2003 and June 1, 2002, our international revenues accounted for 62% and 76% of net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of net revenues for the foreseeable future, although international sales as a percentage of net revenues may fluctuate from quarter to quarter.

The continued economic downturn and the reduction in capital spending by our existing and potential customers have adversely impacted the demand for our products and have made it increasingly difficult to accurately forecast our future revenues, as evidenced by declining revenues during the periods presented. Our sales cycle typically spans over several months as it involves a lengthy product evaluation and qualification process, and a significant commitment of resources from customers. Even after making the decision to purchase our products, customers may deploy the products slowly or delay implementation altogether.

As described in Note 2 to the condensed consolidated financial statements, in April 2003 the SEC commenced an informal inquiry regarding our accounting practices. The SEC subsequently issued a formal order of investigation. We do not believe that the impact on net revenues was significant in the three-month period ended May 31, 2003; however, we believe this matter and the delayed filing of our financial statements has had a material adverse impact on net revenues in subsequent quarters.

Cost of Revenues and Gross Margin. Cost of revenues includes costs of raw materials, direct labor, amortization of purchased technology, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty, customer service and support. Cost of revenues for the three-month period ended May 31, 2003 was $12.1 million with a gross margin of 26%, compared with cost of revenues of $11.2 million for the three-month period ended June 1, 2002 with a gross margin of 35%.

The decrease in gross margin in the three-month period ended May 31, 2003 compared to the three-month period ended June 1, 2002 was due to the increase in inventory obsolescence charges of $2.2 million, amortization of purchased technology of $0.9 million associated with the Pipal asset purchase in the fourth quarter of fiscal year 2003, and higher evaluation and spares costs of $0.3 million. This was partially offset by improved margins due to higher sales in the Americas, Europe and the Middle East where our gross margins are historically higher than we experience in Asia.

Our gross margins are highly variable due to many factors such as our competitors’ pricing policies and new product introductions by us or by our competitors. We have outsourced our manufacturing and repair operations. Our contract manufacturer manufactures our products using quality assurance standards that we established. We have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based on forecasts we provided and the actual component usage and product sales are significantly lower than we had forecast. Gross margin may be adversely affected in the future by increases in material or labor costs, excess and obsolete inventory and warranty costs, changes in shipment volume, increased price competition, geographic mix and changes in channel of distribution or in the mix of products sold.

Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, consultants and outside service provider fees, non-recurring engineering charges and prototype costs related to the development, testing and enhancement of our ASICs and software, amortization of workforce-in-place and the depreciation of property and equipment related to these activities. Our research and development efforts can require significant expenditures, the timing of which can cause quarterly variability in our expenses.

Research and development expenses were $13.5 million for the three-month period ended May 31, 2003, an increase of $1.5 million over the comparable period in the prior year. Research and development expenses as a percentage of net revenues were 83% and 70% for the three-month periods ended May 31, 2003 and June 1, 2002, respectively. The increase in spending year over year was due primarily to the Pipal asset purchase in the fourth quarter of fiscal year 2003, which added $5.0 million of spending in the three-month period ended May 31, 2003, compared to the same period in fiscal year 2003. This amount included $1.9 million of headcount expenses for the 39 staff additions, $1.4 million of engineering prototype expenses, $0.9 million of stock-based compensation, $0.4 million of workforce-in-place amortization, and $0.3 million of outside services, tooling and other expenses. These increases were partially offset by the cost reductions of $3.5 million associated with the cost cutting measures, including the restructuring programs, that we initiated in the second and fourth quarters of fiscal year 2003. These cost cutting measures included reduced spending of $1.3 million from a reduction in base headcount of 72 employees, lower depreciation of $0.7 million and reduced non-recurring engineering expense, professional services, and other expenses of $1.5 million.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and field support functions, and trade shows, advertising and promotional expenses.

Sales and marketing expenses were $9.5 million for the three-month period ended May 31, 2003, a decrease of $4.0 million as compared to $13.5 million for the three-month period ended June 1, 2002. Sales and marketing expenses as a percentage of net revenues were 58% and 79% for the three-month periods ended May 31, 2003 and June 1, 2002, respectively. The decrease in sales and marketing expenses, as a percentage of net revenues, for the three-month period ended May 31, 2003 compared with the three-month period ended June 1, 2002 is reflective of our efforts to reduce sales and marketing expenses at a greater rate than the decline in revenues. The decrease in spending was primarily due to reduced advertising and evaluation unit costs of $0.8 million, a reduction of $2.2 million related to salaries, commissions and professional fees due in part to terminations of approximately 50 employees through the restructuring programs that we initiated in the second and fourth quarters of fiscal year 2003, reduced travel expenses of $0.5 million and reductions in other expenses of $0.5 million.

General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses; professional and contractor fees; finance, legal, facilities and human resource costs; amortization of intangible assets and provisions for bad debts.

General and administrative expenses were $2.5 million for the three-month period ended May 31, 2003, an increase of $0.1 million over the comparable period in fiscal year 2003. General and administrative expenses as a percentage of net revenues were 15% and 14% in the three-month periods ended May 31, 2003 and June 1, 2002, respectively.

Restructuring Charges. In the three-month period ended May 31, 2003, we adjusted our 2003 Restructuring accruals by $0.1 million for severance costs, as actual costs were lower than originally estimated.

Other Income. Total other income was $3.6 million for the three-month period ended May 31, 2003, an increase of $1.5 million over the comparable period of fiscal year 2003. The increase resulted principally from a gain on extinguishment of debt of $2.9 million, partially offset by a decrease in interest and investment income, net of $1.8 million. The decrease in interest and investment income for the three-month period ended May 31, 2003, was due to decreased cash and investment balances, resulting from the usage of cash for operations and the repurchase of a portion of our 3.75% convertible subordinated notes (the “Notes”), lower interest rates and lower yielding investments. During the three-month period ended May 31, 2003, we repurchased a total of $15.3 million in principal amount of our Notes for an aggregate price of $12.1 million. Concurrently with the repurchases of the Notes, we wrote off $0.3 million of related debt issuance costs from other long-term assets. As a result of the repurchases, we recorded a gain of $2.9 million in the three-month period ended May 31, 2003.

Interest Expense. Interest expense for the three-month period ended May 31, 2003 was $1.7 million compared to $2.3 million for the three-month period ended June 1, 2002. Interest expense consists primarily of accrued interest and amortization of debt issuance costs on our Notes, as well as the discount on trade accounts receivable that were sold to an unrelated financial institution. The decrease in interest expense of $0.6 million in three-month period ended May 31, 2003 compared to the three-month period ended June 1, 2002 was due to the repurchase of our Notes in the third quarter of fiscal 2003 and the first quarter of fiscal 2004 totaling $28.0 million and $15.3 million, respectively. Interest expense for both periods also included $0.2 million payable to holders of our Notes as liquidated damages for our failure to cause a shelf registration statement for the resale of the Notes and the underlying common stock to be declared effective within 180 days of the issuance of such Notes. We expect to incur $0.2 million per quarter of liquidated damages relating to the remaining outstanding Notes until the resale registration statement relating to the Notes is declared effective, the Notes are sold under Rule 144, or the holding period under Rule 144(k) expires, whichever is earliest.

Income Tax Provision. The provision for income taxes was $0.2 million for the three-month periods ended May 31, 2003 and June 1, 2002. The provision for income taxes results primarily from foreign and minimum tax liabilities arising in jurisdictions in which we operate. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance for net deferred tax assets as of March 1, 2003 and May 31, 2003.

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities for the three-month periods ended May 31, 2003 and June 1, 2002 was $11.2 million and $33.6 million, respectively. Cash used in operating activities for the three-month period ended May 31, 2003 was primarily attributable to our net loss and an increase in prepaid expenses and other assets, partially offset by decreases in accounts receivable and inventories and an increase in accounts payable and other liabilities. We also incurred non-cash items such as gain on extinguishment of debt, depreciation, amortization and stock based compensation. Cash used in operating activities for the three-month period ended June 1, 2002 was primarily due to our net loss, an increase in accounts receivable and decreases in accounts payable and other liabilities, offset by decreases in inventories, prepaid expenses and other current assets, other long-lived assets and an increase in deferred income and revenue, as well as non-cash items such as depreciation, amortization and stock-based compensation.

Investing Activities. Net cash provided by investing activities for the three-month period ended May 31, 2003 was $18.7 million, consisting primarily of proceeds from maturities and sales of available-for-sale marketable securities, partially offset by purchases of capital equipment and available-for-sale marketable securities. Net cash used in investing activities for the three-month period ended June 1, 2002 was $46.1 million, attributable primarily to purchases of available-for-sale marketable securities, partially offset by proceeds from maturities and sales of available-for-sale marketable securities. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers and facilities-related improvements.

Financing Activities. Net cash used in financing activities for the three-month period ended May 31, 2003 was $11.6 million, principally driven by our repurchase of a portion of our Notes, partially offset by proceeds from issuance of our common stock pursuant to option exercises. Net cash provided by financing activities was $1.5 million for the three-month period ended June 1, 2002, consisting of proceeds from issuance of our common stock and exercise of stock options.

Liquidity. At May 31, 2003, we had $316.8 million of cash and cash equivalents and short- and long-term marketable securities. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities. Our balance of cash and cash equivalents is comprised principally of balances transferred as part of our separation from Cabletron and from proceeds of our Note offering completed in November 2001. We expend substantial resources to fund research and development. This investment in research and development of new products and new features is necessary in order to remain competitive against much larger and better funded manufacturers of routing equipment, and we will continue to emphasize research and development as a large portion of our spending for the foreseeable future.

Beginning in fiscal 2002, we initiated a program to sell, from time to time, trade accounts receivables to an unrelated finance entity, with limited recourse. We account for the transfer of accounts receivable in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125. According to the accounts receivable sale agreements, we maintain the servicing of these receivables. At March 1, 2003, $1.5 million in sold trade accounts receivable remained outstanding. There were no remaining sold trade receivables outstanding at May 31, 2003. We discontinued our practice of selling accounts receivable in November 2002.

At March 31, 2003, we had a $15.0 million credit facility available under a revolving line of credit which did not require compliance with any financial covenants and could be withdrawn by the financial institution at any time. Historically, we have not drawn upon this facility but rather used it to secure standby letters of credit. There was no indebtedness outstanding under this credit facility at May 31, 2003. In December 2003, the financial institution withdrew this facility pending the outcome of the investigations into our accounting practices.

The following table summarizes our contractual obligations at May 31, 2003, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual obligations by year	Remaining Nine Months of Fiscal 2004	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes	$4,941	$9,882	$136,691	$—	$151,514
Inventory purchase commitments	5,787	—	—	—	5,787
Merger consideration	822	1,282	—	881	2,985
Operating leases	3,196	8,336	452	25	12,009

	$14,746	$19,500	$137,143	$906	$172,295

The table above reflects the interest and principal amounts due on the Notes in the absence of there being an event of default. As described in Notes 11 and 13 to the condensed consolidated financial statements, we have received notification of an event of default from the Trustee for the Notes and, pending resolution of the matter, we have classified the entire balance of the Notes as current in the condensed consolidated balance sheets.

We have invested in a technology venture capital fund and have committed to provide additional funding of up to $4.0 million. This investment is the subject of pending litigation, which is described further in Note 13 to the condensed consolidated financial statements. We have not included the disputed amount of $4.0 million in the table of contractual obligations above.

Our future capital requirements will depend on a number of factors, including the timing and rate of the expansion of our business, resources we devote to developing our products and market acceptance of our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support, marketing and product development organizations, and for other general corporate activities and infrastructure. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, including repurchases of our common stock or our Notes, adjustments to our capital expenditures and overall spending, the restructuring of our operations and the disposition of assets. We may also consider the acquisition of products and businesses complementary to our business. Any acquisition or investments may require additional capital; however, we will not be able to raise capital on the public markets until we have filed all current financial reports as required by applicable SEC rules and have been relisted on NASDAQ or another national market. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. Although it is difficult for us to predict future liquidity requirements with certainty, at present we believe that our existing cash, cash equivalents and short- and long-term marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we operate profitably.

RISK FACTORS

Set forth below are risk factors affecting an investment in Riverstone Networks, Inc. (the “Company”) and a description of the Company’s Legal Proceedings, as defined in Item 103 of Regulation S-K. In the risk factors below and in the description of Legal Proceedings, all references to “Riverstone,” “we,” “us” or “our” mean Riverstone Networks, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

We are aware that our internal processes and controls and our disclosure controls have been inadequate in the past; if the processes and controls we have implemented and continue to implement are inadequate, we may not be able to comply with our certification requirements under applicable SEC rules, or prevent future improper or fraudulent conduct.

As set forth in detail in Part I, Item 4, we have identified material weaknesses and other deficiencies in our internal controls over financial reporting and disclosure. These deficiencies contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended March 1, 2003, and to the delays in our issuing audited financial statements for that period. We have also been unable to file interim or annual financial statements for our fiscal year 2004 or interim financial statements for our fiscal year 2005 on a timely basis. We have implemented numerous additional processes and controls, and have retained an international accounting firm to assist us in implementing controls compliant with Exchange Act Rules 13a-15 and 15d-15. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that registered companies are required to implement, and Exchange Act Rules 13a-14 and 15d-15, which specify the required certifications of disclosure in quarterly and annual reports. Even if we implement such controls, there can be no assurance that they will detect or prevent future improper or fraudulent acts that are meant to cause the Company to incorrectly report revenue or other financial information.

We have a history of operating losses and cannot assure you that we will operate profitably in the future.

We have not yet achieved profitability on an operating basis, and we cannot be certain that we will realize sufficient revenue to achieve profitability in the future. We incurred significant net losses during fiscal years 2003, 2002 and 2001. For the foreseeable future, we anticipate incurring significant sales and marketing, product development and general and administrative expenses, which will require us to achieve significantly higher revenue than we do currently in order to achieve profitability.

Our quarterly revenue and operating results are likely to fluctuate, which could cause us to miss quarterly revenue targets and result in a decline in our stock price.

We base our operating expenses on anticipated revenue trends. A high percentage of our expenses remain relatively fixed despite changes in revenue, including marketing, research and development and general administrative expenses, and expenses for employee compensation other than sales commissions. This means that any failure to achieve anticipated revenues could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall.

Our quarterly revenue and operating results may vary significantly in the future due to a number of factors, including:

•	fluctuations in demand for our products and services;

•	unexpected product returns due to warranty-related issues or other reasons currently unknown to management, or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	the timing of our sales within a quarter, which can fluctuate widely and subject us to risks such as unexpected component shortages, limits on manufacturing capacity, and difficulties with order management and shipping;

•	the timing and amount of non-cash stock-based compensation charges;

•	our ability and our suppliers’ abilities to attain and maintain production volumes and quality levels for our products; and

•	write-downs resulting from other-than-temporary declines in value of our investments.

Due to these factors, we believe that you should not rely on period-to-period comparisons of our operating results as an indicator of our future performance.

The pending SEC investigation regarding the restatement of our financial statements is likely to result in the Company incurring substantial legal expenses, and could result in civil or criminal penalties.

In April 2003, the SEC commenced an informal inquiry regarding our accounting practices. The SEC subsequently issued a formal order of investigation. We are cooperating fully with the SEC. However, responding to the SEC review has required, and will likely continue to require, substantial legal expense and diversion of management’s attention and resources in the foreseeable future. If the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that could seriously harm our business and results of operations. Any negative developments with respect to the investigation or any SEC action against us could harm our business and cause the price of our common stock to decline significantly.

Although the restatement work has been completed for the first three quarters of our fiscal year 2003, we cannot state with certainty the scope and timing of remaining restatements of financial results for fiscal years prior to and including the fiscal year ended March 2, 2002.

We are attempting to conclude our accounting practices review and issue restated fiscal year 2002 financials, but we presently cannot state with any certainty when this will occur, if ever. Investors should not rely on the historical financial statements originally published and auditors’ reports thereon or our prior financial results announced for any period that has not been restated. The restatement work for fiscal years prior to and including fiscal year 2002 has required and may continue to require significant resources, including the diversion of the attention of our management and finance department personnel from our regular business activities, as well as expenditures for accounting services.

We may not be able to attract, integrate, manage and retain senior executives and other qualified key personnel, due to the morale impact of our financial statement restatement process, previous layoffs, our inability to grant options, and our employees’ inability to exercise options.

During the past twelve months, we have had substantial turnover in the executive staff, other senior managers and many other key employees throughout the Company. In particular, our Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President of Marketing and a substantial number of our sales employees were hired over the past nine months. Our success depends to a significant degree upon the continued contributions of our key long-time engineering, sales and marketing, customer support and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage and retain highly skilled employees at all levels of the Company. Competition for some of these personnel is intense, and in the past, we have had difficulty hiring employees in our desired time frame, particularly software and hardware engineers. We may be unsuccessful in attracting and retaining personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

Last year, we reduced the number of employees and contractors in our workforce. These reductions have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale, and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

In addition, because our Registration Statement on Form S-8 will not be effective until we have fully complied with the report requirement of the Securities Exchange Act of 1934, which requires us to file three full years of audited financial statements, our employees will continue to be unable to exercise outstanding vested stock options. Finally, if we fail to be relisted on Nasdaq, turnover may increase because of the effect on the market price of, and the liquidity of the trading market for, our common stock as well as our inability to grant stock options in compliance with applicable state securities laws.

We may be unable to expand our direct, as well as our indirect OEM and reseller, sales channels, which may hinder our ability to reach the decision-makers in a prospective customer’s organization and, therefore, to sell products to those prospective customers.

Our products and services require a sophisticated sales and marketing effort targeted at mid-level and senior managers and executives within a prospective customer’s organization. Although we plan to continue to dedicate sales personnel to our target customers, competition for qualified sales personnel is intense, and we may be unable to hire or retain the sales personnel we require.

During the last half of calendar 2003 and the first quarter of calendar 2004, we experienced significant turnover in the North American sales organization. We cannot be certain that the investment we have made in training our new sales personnel will enable us to maintain or increase the level of sales to customers in North America in the future.

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

We face risks specific to sales outside of the United States.

Our international sales efforts, which historically account for well in excess of 50% of our total worldwide sales, and in which we are making increased investments intended to result in increased sales, expose us to risks including:

•	Longer accounts receivable collection cycles;

•	Difficulties in staffing and managing operations across disparate geographic areas;

•	Higher expenses resulting from tariffs, export controls and other trade barriers;

•	Less effective protection of intellectual property and potentially negative consequences from changes in tax laws;

•	Reluctance of prospective customers to do business with us because they are unfamiliar with Riverstone and concerned about our small size relative to other vendors;

•	Fluctuations in exchange rates between the U.S. dollar and the particular local currency; and

•	Potential losses if we are unable to successfully manage exchange rate fluctuations through hedging transactions.

Substantially all of our revenues come from sales of products in our existing router family, making us dependent on widespread market acceptance of these products; if our product features or pricing do not remain competitive, our revenues will decline.

Substantially all of our revenues result from sales of products in our existing (“RS”) router family. Continuing market acceptance of our products is critical to our future success, and we are more dependent on the market acceptance of our RS router family than competitors with broader product offerings. Factors that may affect the market acceptance of our RS router family include:

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

We may not be able to launch successfully our new “Riverstone 15008” 10-gigabit product, which we currently plan to release in the second half of our fiscal year 2004; failure to do so may cause us to lose customers and potential customers that need the features and functionality offered in this product.

We currently plan to release a new 10-gigabit product, called the “Riverstone 15008,” later this year. The product is currently in beta testing with a number of our carrier customers. While we still expect to release the product on schedule, a number of factors could delay or permanently prevent us from selling this product successfully to customers. Those factors include, without limitation:

•	Unexpected technical issues with the product;

•	The release of new products by our competitors with superior features and/or performance, which could cause us to delay our product release in order to offer competitive features on the Riverstone 15008 product;

•	Our inability to obtain key parts from suppliers; and

•	Lack of demand, or suppressed demand, from our carrier customers.

Intense competition in the market for network equipment could result in a reduction in sales, which would prevent us from attaining profitability.

The market for network equipment is very competitive and has historically been dominated by Cisco Systems. Other principal competitors include established companies such as Alcatel S.A., Extreme Networks, Inc., Foundry Networks, Inc., Juniper Networks, Inc., Nortel Networks Corporation and other smaller public and private companies. These competitors may have developed or could in the future develop new technologies that compete with our products or even make our products obsolete. Consolidation in our industry is occurring and is likely to continue. Future acquisitions by, and mergers among, our competitors and potential competitors could expand their product offerings and accelerate their development of new technologies, and thereby enhance their competitive advantage.

Many of our competitors have significantly more established customer support and professional services organizations and substantially greater financial resources than we do. Many of our competitors also have much greater name recognition, on a global, regional and national level, and have a more extensive customer base and broader customer relationships and product offerings, than we do. These companies can rely on their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect that competitive pressures may result in price reductions, reduced margins and loss of market share, which would materially harm our business, results of operations and financial condition.

We expect continued pressure to reduce the average selling prices of our products, which may reduce our revenues and gross margins.

Our industry has experienced on-going erosion of average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors and increasing availability of relatively inexpensive standard microprocessors that can perform some of our products’ functionality. If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices will reduce our revenues and gross margins.

We rely upon single or a limited number of sources for the purchase of several key components for our products, and could lose sales or be unable to deliver products if these sources fail to fulfill our needs and we are unable to find alternative sources.

We purchase several key components used in the manufacturing of our products from single or a limited number of sources and are dependent upon supply from these sources to meet our needs. For instance, we purchase several of our key proprietary application-specific integrated circuits, or ASICs, from NEC, Agere, LSI Logic and Sibercore. These proprietary ASICs are very complex, and NEC, Agere, LSI Logic and Sibercore are our sole source suppliers for the specific types of ASICs that they supply to us. We do not have a long-term fixed price or minimum volume agreement with any of these suppliers. Should we encounter problems with NEC, Agere, LSI Logic or Sibercore, we may not be able to develop an alternate source in a timely manner, which would prevent us from delivering our routers.

Our focus on sales to service provider customers, which as a group have been deferring large capital purchasing projects, subjects us to risks that may be greater than those for vendors who sell products to a more diverse group of customers.

Our end customers (not including resellers and OEMs) are almost exclusively commercial providers of data, telecommunications and cable services. These customers include local exchange carriers, long distance carriers, inter-exchange carriers, Internet service providers, metropolitan service providers, content hosting providers and cable operators whose businesses depend on the continuing demand for differentiated services by their customers. We also have a limited number of government and educational institution customers that provide data and telecommunications services to end users much in the same manner as commercial service providers.

Service provider companies generally were adversely impacted by the global economic slowdown of the past several years. In addition, the developing service provider market has become very competitive and price sensitive. As a result, our customers deferred spending on infrastructure for the past three years, and have been slow to begin large capital purchasing programs again. These trends, to the extent that they continue, could have a material adverse effect on our business and financial results.

Our exposure to these risks is greater than it is for vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by some of our competitors in their relationships with corporate and other customers, including:

•	weak economic conditions causing continued delays or reductions in capital expenditures;

•	delays in purchases in anticipation of our planned introduction of new products and product enhancements;

•	negative publicity arising from service failures attributed to our products, whether or not our products actually failed; and

•	the service providers’ demonstrated practice of changing vendors, or purchasing similar equipment from two competing vendors, causing our customers to switch to another supplier that provides, or that they believe provides, superior performance or cost-effectiveness.

The occurrence of these events may lead our customers to delay orders, delivery times or payments for our products, or require us to increase the time and costs associated with our sales efforts.

We generally do not have long-term binding commitments from our customers; if significant customers cancel, reduce or delay large purchases, our revenues could decline and the price of our stock may fall.

Historically, a limited number of customers have accounted for a significant portion of our revenues. We generally do not have long-term binding purchase commitments from these customers. Accordingly, customers making large purchases from us are likely to vary over time, due to changes in our product cycles, customer needs, competition or economic circumstances. In addition, some of our former significant customers have filed for bankruptcy and ceased operations. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend significantly on large orders from a small number of customers. If any of our large customers cancels, reduces or delays purchases, our revenues and our plans to achieve profitability would be harmed. Such harm to revenues and potential future profitability could cause our stock price to fall.

Because the purchase of our products often represents a significant decision on the part of potential customers, we may expend significant resources on potential customers without achieving actual sales.

Purchases of our products often represent a significant strategic decision and capital investment by our customers related to their communications infrastructure, and typically involve significant internal procedures involving the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, often ranging from several months to longer than a year, and purchases of our products are subject to a number of significant risks, including customer budgetary constraints and internal qualification and acceptance reviews. During this time we may incur substantial sales and marketing expenses and expend significant management effort. The length of the sales cycle, and the magnitude of our investment in the sales process, is substantial for our customers. If sales forecasts from a specific customer for a particular quarter are not realized in that quarter, we may be unable to replace those delayed or lost orders with orders from other customers. The result of these delayed or lost orders could significantly reduce our revenue for that quarter and thereby harm our operating results.

We depend on a single contract manufacturer for all of our manufacturing requirements, and a failure by this contract manufacturer to deliver quality products in a timely manner would impair our ability to deliver products, and therefore have a negative effect on our business, operating results and overall financial condition.

We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Flextronics and any future contract manufacturers may not be able to meet our future requirements. Further, occasionally we have experienced manufacturing quality problems that Flextronics has been able to correct; however there can be no assurance that such quality problems will not occur in the future and if they do occur, there Flextronics will be able to correct them. We have experienced a delay in product shipments from our contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a significant negative effect on our business, operating results and financial condition.

We base our purchasing decisions on a forecast of anticipated orders of our products; if actual orders are higher or lower than our forecast, we could lose sales due to parts shortages or be obligated to pay additional manufacturing charges due to excess parts purchases.

We forecast anticipated product orders to determine our material requirements. If customer orders do not match forecasts, we may have excess or inadequate inventory of materials and components. In the past, we have experienced shortages of some components, resulting in delays in filling orders. If we cannot obtain necessary components, we may not be able to meet customer orders and our business and results of operations could suffer.

We also have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based upon forecasts we provide it and the actual component usage and product sales are significantly lower than we had forecast. We adjust the carrying value of our inventory to provide for excess and obsolete inventory based upon our expectation of future sales. We believe these adjustments are adequate; however, if the demand for our products differs significantly from our estimates, our may need to be increased which could adversely affect our gross margin for a given period.

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

Our products are very complex; defects that are not detected and corrected before products are shipped may result in substantially increased additional engineering and support costs and harm our reputation with our customers.

Networking products are extremely complex and must operate successfully with equally complex products of other vendors. These products frequently contain undetected software or hardware errors when first introduced or as new upgrades are released. Additionally, the pressures we face to be the first to market new products increase the possibility that we will offer products in which our customers or we later discover errors. We have experienced new product and product upgrade errors in the past and may experience similar problems in the future. These problems could result in our incurring significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. These adverse consequences could result in reduced sales.

If we are unable to deliver the high level of customer service and support demanded by our customers, we may lose customers and our operating results will suffer.

Our customers demand a high level of customer service and support. Our customer service and support functions are provided primarily by our internal resources as well as by a limited number of resellers. In certain countries, first-level support is provided by our service delivery partners. If we are unable to satisfy our customers with a high level of service and support provided by us and our delivery partners, any resulting customer dissatisfaction could impair our ability to retain customers and make future sales.

Global economic weakness, political turmoil and other conditions may interfere with international business and adversely affect our ability to sell products.

The on-going weakness in the global economy, along with the military action in Iraq and recent political turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to create uncertainty regarding global economic stability. These events, conditions and uncertainties make it more difficult for us and our customers to accurately forecast and plan future business activities. This reduced predictability combined with the uncertainty in the global economy challenges our ability to develop and maintain customer relationships.

Some of our customers may not pay us for products we deliver to them, which would adversely affect our cash flow, revenue and stock price.

We investigate the credit-worthiness of our customers. Where appropriate, we require customers to pay in advance for products or to establish letters of credit. In addition, we establish credit limits and set payment terms to minimize the likelihood that our customers do not pay for equipment delivered to them. Nevertheless, for those customers to whom we sell on credit, some may not be able to pay us in a timely manner, or may delay payment of the amounts that they owe us. The inability of some of our customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of our revenue or our bad debt expense, which may cause our stock price to decline.

Our ability to protect our intellectual property is limited and may not be sufficient to enable us to cost-effectively use our property rights to prevent competitors from marketing products with similar functionality that infringe our rights.

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

A successful claim that our intellectual property infringes the proprietary rights of others could harm our ability to sell and develop our products and would likely result in our having to pay damages.

From time to time we receive, and are likely to continue to receive, claims that we or our customers, manufacturers or suppliers are infringing or contributing to the infringement of their intellectual property rights. For instance, we are currently defending an action, brought by Toshiba Corporation, alleging that we infringe certain of their patents. Further, we may be unaware of intellectual property rights of others that may cover some of our technology, product or services.

When we receive such infringement claims, we attempt to evaluate their merits. If appropriate, we may seek to resolve such claims by paying a royalty and obtaining a license without the need to resort to litigation. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. We also may be subject to significant damages or injunctions against development and sale of our products.

We may need to raise additional capital in the future to execute our business strategy. Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our business strategy.

We may need to raise capital to fund the operations of the Company. Our capital requirements will vary from quarter to quarter. Factors which may affect our future funding requirements include:

•	The possibility that the pending litigation brought against the Company by the Trustee of our Notes could result in the acceleration of the payment of our Notes, of which $131.8 million aggregate principal amount was outstanding as of July 31, 2004;

•	our ability to generate revenues sufficient to become cash-flow positive;

•	capital expenditures;

•	the costs and timing of expansion of or changes in our product development efforts and the success of these development efforts;

•	repurchases of outstanding securities;

•	the costs and timing of expansion of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	the need to adapt to changing technologies and technical requirements;

•	competing technologies and market developments;

•	the acquisition, sales or in-bound or out-bound licensing of businesses or technologies;

•	our ability to maintain and establish reseller and other strategic relationships;

•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims and rights;

•	the time and costs involved in defending litigation matters; and

•	fluctuations in our operating results; and our inventory and receivables management.

Financing may not be available on favorable terms or at all when and if we need it. If we require additional capital at a time when investment in networking companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions or if we are viewed unfavorably by the market, we may not be able to raise such funds at the time that we need to or at any time thereafter. Future equity financings may be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants and may not be on favorable terms, particularly if the payment of our convertible notes is accelerated. If adequate funds are not available or are not available on acceptable terms, this would significantly limit our ability to execute our business plan, hire, train and retain employees, take advantage of unanticipated opportunities such as acquisitions of businesses or technologies, develop or enhance products or respond to competitive pressures.

If our products do not comply with evolving industry standards and government regulations, they may not be widely accepted, which may prevent us from sustaining our revenues or achieving profitability.

The market for network equipment products is characterized by the need to support industry standards as different hardware and software standards emerge, evolve and achieve acceptance. To be competitive, we must continually introduce new products and product enhancements that meet these emerging standards. We have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability issues that arise from technological changes and evolving industry standards. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters

Laboratories and NEBS. Internationally, products that we develop may be required to comply with standards or obtain certifications established by telecommunications authorities in various countries and regions such as the European Union, or with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

We could incur significant tax liability if Cabletron’s distribution of our stock is found not to qualify for tax-free treatment, which could require us to pay Enterasys a substantial amount of money.

We entered into a tax sharing agreement with our former parent corporation, Cabletron (now known as Enterasys Networks), as well as GNTS and Aprisma, our former affiliates. This agreement requires us to indemnify the other parties if the distribution by our former parent of its Riverstone shares is found not to qualify as tax-free due to actions we take or that otherwise relate to us, including any change of ownership of us. The process for determining whether a change of ownership has occurred under the tax rules is complex, and subject to future review by the Internal Revenue Service. We are obligated to indemnify these parties if a change of ownership causes the distribution not to be tax-free, which could discourage or prevent a third party from making a proposal to acquire us. The amount of any such indemnification would be substantial.

In addition to our obligations under the tax sharing agreement with Enterasys, GNTS and Aprisma under United States Federal income tax laws, we would be jointly and severally liable for the Federal income taxes of our former parent resulting from the distribution being taxable. This means that even if we do not have to indemnify Enterasys under the tax sharing agreement because we did not take any specific action to cause the distribution to fail as a tax-free event, we may still be liable for any part of, including the whole amount of, these liabilities and expenses if Enterasys fails to pay them.

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

Our stock price has been and is likely to continue to be volatile, which could result in substantial losses for individual stockholders.

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

We may not be able to obtain relisting on The Nasdaq National Market; if we fail to do so, the market for our common stock will remain limited.

On September 11, 2003, the Company’s stock was delisted by The Nasdaq National Market. In order to be relisted, we will have to satisfy the Nasdaq initial listing requirements. There is no assurance that we will be able to comply with all of the listing requirements necessary to obtain relisting. If we cannot do so, the continued delisted status of our common stock would likely have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

We face litigation risks that could force us to incur substantial defense costs and could result in damages awards against us that would negatively impact our business.

As reflected in our description of pending litigation in Note 13 to the condensed consolidated financial statements in Part I of this Form 10-Q, there are a number of pending litigation matters each of which may be time-consuming, expensive to defend, and disruptive to normal business operations. The outcome of litigation is inherently difficult to predict. An unfavorable resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to information responsive to Item 305 of Regulation S-K (17 CFR §229.305), “Quantitative and Qualitative Disclosures About Market Risk” set fourth in our Form 8-K filed with the Securities and Exchange Commission on September 2, 2004. We believe that the discussion of market risks set forth in our Form 8-K on page 2 continue to accurately reflect those risks as they affect the Company’s business.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period reflected in this quarterly report as well as the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures were not designed and are not being operated in a manner that provides reasonable assurances that the information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms. The Company has been unable to file on a timely basis any required reports because of its need to complete its restatement of its financial statements for fiscal year 2002 and later quarters, as described more fully in (b), below.

(b)  Changes in internal controls.    In April 2003, the SEC commenced an informal inquiry regarding our accounting practices. The SEC subsequently issued a formal order of investigation. On July 21, 2003, the Company announced the preliminary findings of an investigation of the Company’s accounting practices by a Special Committee of its Board of Directors. The Company announced that investors should not rely on its historical financial statements and auditors’ reports thereon or its financial results announced for any period and that it intended to restate previously reported financial statements for the fiscal year ended March 2, 2002, and the previously reported interim financial statements for the first three quarters of fiscal year 2003. The Company also determined that there were material weaknesses in its internal controls and procedures with respect to the recognition of revenue.

In connection with performing its audit of our financial statements as of and for the year ended March 1, 2003, our independent registered public accounting firm, Ernst & Young LLP, has communicated to the Audit Committee of our Board of Directors a substantial number of material weaknesses and other deficiencies relating to our internal controls over financial reporting. Ernst & Young’s consideration of our internal controls was in connection with the performance of its audit and would not necessarily result in identification of all internal control deficiencies that might be reportable conditions. Among the material weaknesses identified by Ernst & Young were:

•	Prior management’s review process failed to prevent or detect the lack of compliance with and, in certain cases, the circumvention of, the Company’s procedures and controls. Examples include:

•	Arrangements to sell products to customers that were contingent on, and substantially funded by, the Company’s purchase of convertible debt or equity securities issued by these customers (or by third parties), where, after discovering previously undisclosed Company communications, the sales transactions appeared to have little or questionable substance.

•	Previously undisclosed formal and informal side agreements with the Company’s resellers and customers were uncovered that changed the substance of revenue arrangements and resulted in inappropriate revenue recognition.

•	The experience and depth of our financial and accounting personnel needed to be increased.

•	The controls surrounding the proper timing of recording accounts payable, including consistent and proper use of purchase orders, were inadequate.

•	There were deficiencies in controls over fixed asset tracking and related accounting including controls over physical identity, movement and disposals of fixed assets.

•	The accounting for goods received but not invoiced was not consistently applied, including timely relief of items credited to this account.

•	There was a lack of overall documentation and recordkeeping for both electronic and hard copy documents including maintaining in an organized fashion appropriate originals or copies of contracts, invoices, purchase orders, and other supporting information that enable management to both comply with the SEC’s requirement to maintain proper books and records and permit those needing access the ability to do so in a timely fashion.

Due to these identified weaknesses all material revenue transactions from the beginning of fiscal 2002 through this period have been reviewed in accordance with the Company’s restatement process. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 above. We believe, however, that the scope and extent of the Company’s efforts in connection with the restatement process, along with the control improvements described below, have sufficiently mitigated the identified weaknesses such that management can now represent that the information provided in this quarterly report is presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

Our Finance department has implemented new processes and controls designed to assure proper revenue recognition and documentation of sales transactions. We began to implement these controls in August 2003, and we believe that they have been functioning effectively since that time. In addition to a review by Finance and Business Operations personnel of all offers before they are made to customers, Order Management inspects each customer order for adequate documentation of the terms of the transaction. Senior financial management reviews the documentation surrounding all contracts over $100,000 in any quarter to ensure that the sale meets the Company’s revenue recognition criteria prior to the announcement of the Company’s quarterly financial results.

The specific steps taken since August 2003 include:

•	We established a Business Operations group, reporting directly to the Chief Financial Officer, which is responsible for management of sales proposal response, pre-approval of quotations, pipeline management and reporting, and sales commission accounting.

•	An automated sales quotation tool was implemented, which produces proposal information, requires a specific response to over twenty corporate governance and revenue recognition questions, and calculates proposed gross margin. The sales quotation tool is jointly administered by the Business Operations group and Order Administration, which also reports to the Chief Financial Officer. Exceptions require the approval of the Chief Financial Officer, and in certain cases the Chief Executive Officer.

•	All commissioned sales personnel are required to certify on a quarterly basis whether they are aware of any undocumented terms and conditions, including rights of return or stock rotation, or any other form of “side letter,” which would change the nature of the revenue transaction. Sales commissions are withheld until the certifications are received.

•	The Chief Financial Officer and the Vice President of Finance conduct a quarterly revenue recognition review of all revenue transactions in excess of $250,000 and $100,000, respectively.

•	The Chief Financial Officer, Vice President of Finance and General Counsel conduct revenue recognition and corporate governance training at initial sales orientation and internal sales conferences, which are held at least twice a year.

•	The Chief Financial Officer and other senior executives conduct periodic visits with the Company’s customers, resellers and field personnel to assess whether internal controls over the revenue recognition and field accounting processes are functioning as designed.

•	New accounts payable and fixed asset procedures have been established and personnel trained in the proper functioning of the controls.

•	We engaged an international public accounting firm to assist us in meeting our requirements under §404 of the Sarbanes-Oxley Act. They are assisting us in evaluating the internal control environment and assessing our risks, documenting significant processes, testing the effectiveness of the controls, and designing appropriate processes and controls where deficiencies are noted.

•	We terminated or secured the resignation of certain Company officers and various sales, operational and financial personnel.

•	We executed a near-complete turnover in the composition of our senior management team, including appointment of a new President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Vice President of Finance and Corporate Controller, Vice President Sales, North America and Senior Vice President and General Counsel, who also serves as the Company’s Chief Compliance Officer.

•	The Finance organization was strengthened with the addition of experienced professionals, including four individuals who are Certified Public Accountants. Recruitment of additional experienced finance personnel is in process.

•	We established the position of Vice President Internal Audit, reporting jointly to the Chairman of the Audit Committee and to the Chief Financial Officer. Recruitment of qualified candidates is in process.

•	We appointed a Disclosure Committee presently consisting of the Company’s Chief Financial Officer and General Counsel. The Committee determines materiality of information and determines the Company’s disclosure obligations in a timely manner. The Disclosure Committee will be expanded to include the Vice President of Finance and Director of Investor Relations as appropriate.

•	We appointed three new independent members to the seven member Board of Directors, all three of whom now serve on the Audit Committee.

•	We established a phone- and web-based process for the anonymous submission by employees and others of concerns regarding questionable accounting practices and controls as well as audit matters, in accordance with §301 of the Sarbanes-Oxley Act.

We believe that these efforts have established a framework to materially improve our control structure. While we have committed considerable resources to date on the accounting practices review and remedial actions listed above, all of the intended benefits will not occur immediately, nor do the above-listed remedial actions address all of the deficiencies identified by Ernst & Young. Additional efforts will be necessary to remediate all of the deficiencies in our control structure. The effectiveness of any system of disclosure controls and procedures, including our own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is incorporated herein by reference to Note 13 of the condensed consolidated financial statements included herein in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In accordance with Section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the first quarter of fiscal year 2004 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. Ernst & Young did not perform any non-audit services during the first quarter of fiscal year 2004.

Item 6. Exhibits

10.1	Agreement as of April 21, 2003 by and between Riverstone Networks, Inc. and Romulus Pereira

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERSTONE NETWORKS, INC. (Registrant)

/s/ J. OSCAR RODRIGUEZ
J. Oscar Rodriguez President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: September 1, 2004

/s/ ROGER A. BARNES
Roger A. Barnes Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: September 1, 2004

The certifications by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Agreement as of April 21, 2003 by and between Riverstone Networks, Inc. and Romulus Pereira

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002