Form 10-Q
period 2003-08-30
RIVERSTONE NETWORKS INC
filed 2004-09-02
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 30, 2003

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

As of September 1, 2004 there were 130,105,034 shares of the Registrant’s common stock outstanding.

INDEX

RIVERSTONE NETWORKS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 30, 2003	March 1, 2003(1)
Assets
Current assets:
Cash and cash equivalents	$83,964	$99,610
Short-term investments	77,125	120,218
Accounts receivable, net	6,949	13,115
Inventories	8,119	10,217
Prepaid expenses	3,749	1,952
Other current assets	5,061	3,997

Total current assets	184,967	249,109

Long-term investments	126,397	122,498
Property and equipment, net	9,843	13,635
Goodwill	6,324	6,324
Other intangible assets, net	15,045	17,905
Other long-lived assets	10,471	10,361

Total assets	$353,047	$419,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,214	$12,121
Accrued compensation	5,186	6,723
Accrued liabilities	10,901	9,577
Deferred income on shipments to resellers	10,765	13,719
Deferred revenue on maintenance contracts	3,673	3,524
Convertible subordinated notes	131,750	147,000

Total current liabilities	175,489	192,664

Long-term deferred revenue on maintenance contracts	3,977	3,883
Securities litigation settlement accrual	20,250	20,250
Other long-term liabilities	2,678	2,086
Commitments and contingencies (see Note 13)

Stockholders’ equity:
Common stock	1,318	1,306
Additional paid-in capital	467,567	467,095
Accumulated deficit	(306,879)	(254,987)
Unearned stock-based compensation	(11,019)	(13,965)
Accumulated other comprehensive income	(334)	1,500

Total stockholders’ equity	150,653	200,949

Total liabilities and stockholders’ equity	$353,047	$419,832

(1)	The balance sheet at March 1, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
		(as restated)		(as restated)
Net revenues	$14,507	$17,837	$30,787	$35,017
Cost of revenues	10,975	13,679	23,031	24,915

Gross profit	3,532	4,158	7,756	10,102

Operating expenses:
Research and development	13,016	12,840	26,468	24,782
Sales and marketing	9,594	12,593	19,080	26,112
General and administrative	9,474	3,615	11,926	5,953
Restructuring charges	2,709	5,486	2,627	5,486

Total operating expenses	34,793	34,534	60,101	62,333

Operating loss	(31,261)	(30,376)	(52,345)	(52,231)

Other income	671	1,752	4,313	3,911
Interest expense	(1,596)	(2,229)	(3,282)	(4,497)
Securities litigation settlement charges	—	(20,250)	—	(20,250)

Loss before income tax provision	(32,186)	(51,103)	(51,314)	(73,067)
Income tax provision	353	307	578	465

Net loss	$(32,539)	$(51,410)	$(51,892)	$(73,532)

Basic and diluted net loss per share	$(0.26)	$(0.42)	$(0.41)	$(0.60)

Shares used in per share calculation	127,230	122,705	126,774	122,642

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six-Month Period Ended
	August 30, 2003	August 31, 2002
		(as restated)
Cash flows from operating activities:
Net loss	$(51,892)	$(73,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,403	5,433
Amortization	4,253	1,307
Stock-based compensation	2,898	1,270
Non-cash restructuring costs	411	987
Loss on investments	713	974
Gain on extinguishment of debt	(2,853)	—
Gain on sales of marketable securities	(189)	(564)
Loss on disposal of assets	1,672	334
Changes in assets and liabilities:
Accounts receivable	6,037	(332)
Inventories	2,098	(1,570)
Prepaid expenses and other current assets	(2,916)	5,766
Other long-lived assets	(1,557)	757
Accounts payable and other liabilities	2,115	6,426
Deferred income and revenue	(2,711)	(2,137)

Net cash used in operating activities	(37,518)	(54,881)
Cash flows from investing activities:
Acquisition of assets, net of cash	(643)	—
Capital expenditures	(2,430)	(3,798)
Proceeds from maturities of available-for-sale marketable securities	153,389	164,633
Proceeds from sales of available-for-sale marketable securities	93,359	74,156
Purchases of available-for-sale marketable securities	(209,810)	(205,687)

Net cash provided by investing activities	33,865	29,304
Cash flows from financing activities:
Proceeds from issuance of common stock	532	1,477
Net transfers and adjustments from Cabletron	—	(2,500)
Repurchases of convertible subordinated notes	(12,094)	—

Net cash used in financing activities	(11,562)	(1,023)

Effect of foreign exchange rate changes on cash	(431)	955

Decrease in cash and cash equivalents	(15,646)	(25,645)
Cash and cash equivalents, at beginning of period	99,610	123,055

Cash and cash equivalents, at end of period	$83,964	$97,410

See accompanying notes to condensed consolidated financial statements.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

Riverstone Networks, Inc. and its wholly-owned subsidiaries (collectively “Riverstone” or the “Company”) is a leading provider of a data transmission routing equipment for metro Ethernet networks. Riverstone’s metro routers and accompanying products are designed to meet customers’ IP networking requirements in support of voice, video, and data services. Riverstone’s products enable carriers to offer these services across existing revenue-generating networks and new Ethernet deployments.

The Company was created by the combination of two businesses previously acquired by Cabletron Systems, Inc. (“Cabletron”) and renamed Riverstone. Riverstone completed its initial public offering on February 22, 2001. On August 6, 2001, (the “Distribution Date”), Cabletron distributed all of its shares of Riverstone’s common stock to its stockholders, and Riverstone ceased to be a subsidiary of Cabletron. These accompanying unaudited condensed consolidated financial statements reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Distribution Date. Cabletron is now known as Enterasys Networks, Inc. (“Enterasys”)

The accompanying financial statements of Riverstone have been prepared on a consistent basis with the audited consolidated financial statements as of and for the fiscal year ended March 1, 2003 and include all adjustments, consisting of only normal recurring accruals, necessary to fairly present the information set forth therein. These financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) and certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended March 1, 2003 and notes thereto included in the Company’s Form 8-K, which was furnished to the SEC on September 2, 2004. The accompanying condensed consolidated balance sheet at March 1, 2003 has been derived from audited financial statements as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Operating results for the three- and six-month periods ended August 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004.

The Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), effective for revenue arrangements entered into during its fiscal quarter beginning on August 31, 2003. EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: (1) the delivered items have stand-alone value to the customer; (2) the fair value of any undelivered items can be reliably determined; and (3) the delivery of the undelivered items is probable and substantially within the control of the seller. In situations in which the deliverables fall within the higher-level literature as defined by EITF 00-21, such as FASB Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Company applied the guidance in the higher-level literature. Deliverables that do not meet these criteria are combined with one or more deliverables and recognized ratably over the longest delivery period in the arrangement. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

Note 2. Restatement of Condensed Consolidated Financial Results

On April 25, 2003, the Company announced that it had received a request from the SEC for the voluntary production of certain information in connection with the Company’s accounting practices, specifically related to recognizing revenue on sales transactions involving contingencies, sales to customers in which the Company may have had an investment interest, and sales to customers from whom the Company was purchasing product at or

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

about the same time. The SEC subsequently issued a formal order of investigation. In response to the SEC’s request, the Company began voluntarily cooperating with the SEC and also commenced an internal investigation of its accounting practices under the direction of a Special Committee of its Board of Directors. The Special Committee engaged independent outside counsel and independent forensic accountants to perform the investigation. The investigation discovered previously undisclosed Company communications and other information calling into question the appropriateness and timing of revenues recognized from certain customers. Among the matters discovered in the course of the investigation were: (i) unauthorized side arrangements and other evidence of unauthorized promises made by certain former Company representatives that provided customers, particularly resellers, with undisclosed rights of return or other forms of concession not previously communicated and, therefore, which were not previously accounted for in the Company’s consolidated financial statements, (ii) evidence indicating revenue was improperly recognized on sales to customers in which the Company had an investment interest that did not have business substance, and (iii) improper accounting for barter transactions. Based upon the preliminary findings of the investigation, the Company announced on July 21, 2003 that investors should not rely on the Company’s historical financial statements and auditors’ reports thereon or its financial results announced for any period and that it intended to restate previously reported consolidated financial statements for the fiscal year ended March 2, 2002, and previously reported interim consolidated financial statements for the first three quarters of fiscal year 2003. As a result of the restatement process, the Company delayed the filing of its fiscal 2003 and 2004 Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ending May 31, 2003, August 30, 2003, November 29, 2003 and May 29, 2004. The Special Committee received the reports of independent outside counsel and independent forensic accountants in September 2003 and directed Company management to complete the restatement process thereafter. The Company’s restatement process included initiation of a program intended to correct internal control deficiencies that contributed to conduct of, and the failure to detect, the unauthorized activities that resulted in the restatements of previously reported fiscal year 2002 and 2003 interim financial information. In the course of implementing this program, management has satisfied itself that all employees believed to be involved in unauthorized activities have either resigned or been terminated.

Set forth below is selected consolidated financial data for the three- and six-month periods ended August 31, 2002, on a restated and previously reported basis as well as a description of the significant adjustments impacting the financial results for the periods. The restatement of revenue relates primarily to the Company’s: (i) change to the sell-through basis of revenue recognition to, given the circumstances, more appropriately reflect the recognition of revenue on sales to resellers and (ii) reversal of revenue recognized prior to, contemporaneously with, or after acquiring an equity investment in certain of its customers. In addition, in the course of preparing the condensed consolidated financial statements to properly reflect its revenue and investments, the Company identified other items and errors for which accounting adjustments were necessary. Many of these adjustments have been recorded in specific quarters using the benefit of hindsight as the Company believes such presentation is the most appropriate even though such adjustments may not have been recorded in those specific quarters had the Company issued its financial statements on a timely basis.

The Company increased previously reported net revenue by $7.2 million for the three-month period ended August 31, 2002, and decreased previously reported net revenue by $5.8 million for the six-month period ended August 31, 2002, resulting primarily from the change in accounting policy to the sell-through basis.

The Company also made corresponding adjustments to the cost of revenues, operating expenses and other accounts in connection with these revenue adjustments. For the three-month period ended August 31, 2002, the net effect of these expense and other adjustments was to increase the previously reported cost of revenues by $6.3 million, decrease operating expenses by $16.9 million, increase interest expense by $0.2 million and increase other income (expense), net by $9.3 million. For the six-month period ended August 31, 2002, the net effect of these expense and other adjustments was to increase the previously reported cost of revenues by $2.5 million,

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

decrease operating expenses by $20.8 million, increase interest expense by $0.4 million and increase other income (expense), net by $8.4 million.

The condensed consolidated financial statements for the three- and six-month periods ended August 31, 2002 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required an evaluation of a number of complex criteria and significant accounting judgments by the Company. The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net loss by $6.6 million and $0.5 million for the three- and six-month periods ended August 31, 2002, respectively.

The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three- and six-month periods ended August 31, 2002 (in thousands, except per share amounts):

	Three-Month Period Ended August 31, 2002			Six-Month Period Ended August 31, 2002
	As Previously Reported	As Restated	Difference	As Previously Reported	As Restated	Difference
Net revenues	$10,673	$17,837	$7,164	$40,773	$35,017	$(5,756)
Cost of revenues	7,418	13,679	(6,261)	22,374	24,915	(2,541)

Gross profit	3,255	4,158	903	18,399	10,102	(8,297)

Operating expenses:
Research and development	12,663	12,840	(177)	25,165	24,782	383
Sales and marketing	14,043	12,593	1,450	27,606	26,112	1,494
General and administrative	16,477	3,615	12,862	22,083	5,953	16,130
Restructuring charges	8,294	5,486	2,808	8,294	5,486	2,808

Total operating expenses	51,477	34,534	16,943	83,148	62,333	20,815

Operating loss	(48,222)	(30,376)	17,846	(64,749)	(52,231)	12,518
Other income (expense), net	(7,503)	1,752	9,255	(4,483)	3,911	8,394
Interest expense	(2,009)	(2,229)	(220)	(4,071)	(4,497)	(426)
Securities litigation settlement charges	—	(20,250)	(20,250)	—	(20,250)	(20,250)

Loss before income tax provision	(57,734)	(51,103)	6,631	(73,303)	(73,067)	236
Income tax provision	308	307	1	688	465	223

Net loss	$(58,042)	$(51,410)	$6,632	$(73,991)	$(73,532)	$459

Basic and diluted net loss per share	$(0.47)	$(0.42)	$0.05	$(0.60)	$(0.60)	$0.00

Shares used in per share calculation	122,705	122,705		122,642	122,642

Other comprehensive loss:
Unrealized gain on investments	$1,159	$1,175	$16	$1,205	$1,204	$(1)
Accumulated translation adjustments	7	266	259	109	851	742

Comprehensive loss	$(56,876)	$(49,969)	$6,907	$(72,677)	$(71,477)	$1,200

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Revenue and Related Expense Adjustments

The following is a description of the restatement adjustment categories impacting net revenues and expenses, as reported (in thousands):

	Three-Month Period Ended August 31, 2002	Six-Month Period Ended August 31, 2002
Net loss, as previously reported	$(58,042)	$(73,991)

Net revenues adjustments:
Change in revenue recognition to the sell-through	6,730	(2,774)
Sales/Investment transactions	453	(3,534)
Non-reseller adjustments	(7)	1,344
Reclassification of payments to customers	—	(888)
Other	(12)	96

Restatement adjustments to net revenues	7,164	(5,756)

Adjustments to cost of revenues	(6,261)	(2,541)

Operating expense adjustments:
Change in revenue recognition to the sell-through basis	11,871	13,031
Sales/Investment transactions	1,000	1,984
Barter transactions	2,472	2,784
Reclassification of payments to customers	760	1,188
Other	840	1,828

Restatement adjustments to operating expenses	16,943	20,815

Other income (expense) adjustments:
Sales/Investment transactions	9,926	9,789
Securities litigation settlement charges	(20,250)	(20,250)
Other	(891)	(1,821)

Restatement adjustments to other income (expense)	(11,215)	(12,282)
Income tax effect	1	223

Net restatement adjustments	6,632	459

Net loss, as restated	$(51,410)	$(73,532)

Revenue Adjustments

Change in Revenue Recognition to the Sell-Through Basis

The Company sells a majority of its products through resellers, and prior to the discovery of the facts described later in this paragraph, had reported revenue from sales to resellers on a sell-in basis. Business arrangements with the Company’s resellers were previously believed to require payment within a customary collection period and provide limited return rights under specific circumstances. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right-of-Return Exists (“SFAS 48”), specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. The Company previously concluded that the criteria of SFAS 48 had been satisfied and revenue from its resellers was recognized on a sell-in basis, net of allowances for

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

estimated returns. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company identified certain sales arrangements with resellers where it did not meet the criteria of SFAS 48 that require the vendor’s obligation to the buyer to be complete and the fees to be fixed or determinable at the time of product shipment. It was found that certain former Company representatives had provided concessions outside the authorized contractual terms, including the right to return unsold product for refund or credit (a “stock return”) or exchange unsold product for different product (a “stock rotation”). In addition, in some instances, pursuant to unauthorized side arrangements or other understandings, resellers were not obligated to pay for delivered products until they had sold them to end user customers. The pervasiveness of unauthorized side arrangements and granting of various forms of concessions caused the Company to conclude that the sell-in model was not appropriate, under the circumstances, for sales to resellers. Accordingly, these condensed consolidated financial statements reflect a revenue recognition policy for sales to resellers on a sell-through basis. Because of the Company’s present inability to obtain reliable evidence of physical sell-through information from all of its resellers for historical transactions, management has concluded that, in general, cash receipt currently provides the most relevant evidence of sell-through. However, in cases where cash has been received from a reseller and the Company has reliable evidence that product has not been sold through, revenue remains deferred until the Company obtains reliable evidence of sell-through.

The total restatement adjustments required under the change in revenue recognition policy resulted in previously reported net revenues increasing by $6.7 million and net revenues decreasing by $2.8 million for the three- and six-month periods ended August 30, 2002, respectively.

Sales/Investment Transactions

The Company, in certain instances, sold its products and services to customers prior to, contemporaneously with, or after acquiring an equity position in those customers. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company has determined that substantially all of these transactions lacked either economic substance or fair value of the underlying equity investments was unreliable because certain former Company representatives had inappropriately influenced the valuation process. As a result, the carrying value of substantially all such investments was reduced by the amount of product or service revenue previously recognized in the restatement of the Company’s condensed consolidated financial statements for the three- and six-month periods ended August 31, 2002. The related cost of revenues was not adjusted for these transactions. These adjustments resulted in an increase in previously reported net revenues of $0.5 million, net of previously recorded provisions for product returns from investees that were also reversed, and a decrease in previously reported net revenues of $3.5 million for the three- and six-month periods ended August 31, 2002, respectively.

Non-Reseller Adjustments

The Company generally recognizes revenue upon shipment of products to its non-reseller customers provided that delivery has occurred and there are no uncertainties regarding customer acceptance, persuasive evidence of arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. If uncertainties exist, revenue is recognized when these uncertainties are resolved. In the course of its investigation, the Company identified a limited number of non-reseller customers where collectability was not reasonably assured or extended payment terms were granted. In these instances, the Company deferred recognition of revenue until all revenue recognition criteria were met. In addition, the Company identified a limited number of non-reseller customers to whom return rights and stock rotation rights were granted after payment had been received. Based on these findings, the Company has continued to defer the recognition of revenue, after cash has been received, by the amount that such specified non-resellers were permitted to return. The related adjustments also necessitated the reversal of previously recorded allowances for estimated returns because, as restated, the

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

related revenue was deferred. The adjustments resulted in a reduction of less than $0.1 million and an increase of $1.3 million in previously reported net revenues for the three- and six-month periods ended August 31, 2002, respectively.

Reclassification of Payments to Customers

EITF issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”), requires that, in certain circumstances, a sales incentive or other consideration given to customers should be accounted for as a reduction of revenue. The Company failed to properly adopt EITF 01-9 in the first quarter of fiscal year 2003 and, accordingly, charges for payments to customers during the first three quarters of fiscal year 2003 were recorded in marketing expense when they should have been recorded as a reduction of revenue. Furthermore, the Company found that certain payments made to customers during fiscal year 2003 had not been recorded in the proper period. As a result of the related adjustments, the Company decreased previously reported net revenues by $0.9 million for the six-month period ended August 31, 2002.

Expense and Other Adjustments

Cost of Revenues

Cost of revenues has been adjusted to reflect the Company’s change in revenue recognition policy to the sell-through basis, as discussed above. Adjustments have been recorded to defer and recognize cost of product revenue in the same periods that the related revenue is recognized.

Change in Revenue Recognition to the Sell-Through Basis

Prior to the restatement, the Company had generally recognized revenue at time of shipment and had provided allowances for bad debts based on its best estimates. The Company’s change in revenue recognition to the sell-through method, for sales to resellers necessitated the reversal of certain previously recorded charges to bad debt expense because, as restated, the related revenue was either deferred or the accounts receivable was not recorded. The total restatement adjustments resulted in reductions of previously recorded bad debt expense of $11.9 million and $13.0 million for the three- and six-month periods ended August 31, 2002, respectively.

Sales/Investment Transactions

As described above, the Company determined that substantially all of its sales/investment transactions lacked economic substance and, accordingly, it adjusted previously reported revenues and carrying amounts of investments associated with those transactions. In addition, the Company reversed operating expenses of $1.0 million and $2.0 million principally to reduce previously recorded bad debt expense related to those transactions for the three- and six-month periods ended August 31, 2002, respectively.

Barter Transactions

The Company engaged in several transactions with customers from whom it was also procuring products and services at or about the same time. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company subsequently determined that it had improperly recognized revenue and capitalized costs associated with some of these transactions. Accordingly, adjustments were recorded to offset the originally capitalized amounts against the related revenues as of the original transaction dates. The increase in previously reported operating expenses from these adjustments was $2.5 million and $2.8 million for the three- and six-month periods ended August 31, 2002, respectively.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Reclassification of Payments to Customers

As described above, the Company failed to properly adopt EITF 01-9 and it found that certain payments to customers were not recorded in the proper period in fiscal year 2003. As a result of the revenue adjustments, the Company decreased previously recorded marketing expense by $0.8 million and $1.2 million for the three- and six-month periods ended August 31, 2002. This amount differs from the reductions of revenues in those same periods as a result of timing differences.

Other Income and Expense Adjustments

Included in other income and expense are adjustments primarily to reverse previously recorded losses on investments as described above under the caption “Sales/Investment Transactions,” and to record an accrual for litigation charges and adjustments to reflect the foreign currency effects of the restatement adjustments.

In March 2004, the Company reached an agreement in principle to settle a class action complaint brought in July 2002 on behalf of persons who purchased Riverstone’s securities at various times between August 10, 2001 and June 19, 2002. The settlement calls for Riverstone to pay $18.5 million to the plaintiff class, and is subject to final court approval, which is expected to occur later this calendar year. Pursuant to SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the $18.5 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

In May 2004, the plaintiffs in a shareholder derivative lawsuit filed in August 2003 reached a settlement in principle with the Company. Under the agreed-upon settlement framework, the Company agreed to implement, or continue implementing, certain measures intended to improve corporate governance; in addition, the Company will pay plaintiffs’ attorneys fees of $1.75 million. The resolution of the cases is subject to drafting and approval of a final settlement agreement and release, which is expected to occur later this year. Pursuant to SFAS 5, the $1.75 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

Note 3. Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosures, the Company measures compensation cost in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations. Expense associated with stock-based compensation under Opinion 25, generally acquisition-related compensation expense and expense related to options granted prior to the Company’s initial public offering, is being amortized on a straight-line basis over the vesting period of four years.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employees stock benefits, including shares issued under the 2000 Equity Incentive Plan (“2000 Plan”) and under the 2001 Employee Stock Purchase Plan (“ESPP”), collectively called “options.” Pro forma information, is as follows (in thousands, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
		(as restated)		(as restated)
Net loss—as reported	$(32,539)	$(51,410)	$(51,892)	$(73,532)
Add: amortization of unearned stock compensation included in reported net loss	1,442	618	2,898	1,270
Less: total stock-based employee compensation expense determined under fair value method	(7,187)	(10,799)	(14,791)	(21,437)

Pro forma net loss	$(38,284)	$(61,591)	$(63,785)	$(93,699)

Basic and diluted proforma net loss per share	$(0.30)	$(0.50)	$(0.50)	$(0.76)

Shares used in per share calculation	127,230	122,705	126,774	122,642

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

	Three-Month Period Ended		Six-Month Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002

2000 Plan:
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	136%	127%	138%	127%
Risk-free interest rate	2.0%	2.4%	2.1%	2.4%
Dividend yield	—%	—%	—%	—%

ESPP:
Expected life (years)	—	0.5	0.5	0.5
Volatility	—%	118%	133%	118%
Risk-free interest rate	—%	1.1%	1.1%	1.1%
Dividend yield	—%	—%	—%	—%

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 4. Inventories

Inventories were as follows (in thousands):

	August 30, 2003	March 1, 2003
Raw materials	$2,239	$2,484
Finished goods	5,880	7,733

Total	$8,119	$10,217

Note 5. Other Intangible Assets

Other intangible assets were as follows (in thousands):

	August 30, 2003		March 1, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Purchased technology	$13,582	$(2,270)	$13,582	$(568)
Workforce-in-place	4,884	(1,151)	5,178	(287)

Total	$18,466	$(3,421)	$18,760	$(855)

Due to employee turnover associated with the Q2 2004 Restructuring (see Note 7), the Company performed an impairment review of its workforce-in-place intangible asset acquired in connection with the Pipal asset purchase. Riverstone’s analysis determined the carrying amount of the intangible asset exceeded its fair value and accordingly, the Q2 2004 Restructuring includes a charge of $0.3 million to write down the intangible asset. The Company will continue to evaluate its long-lived assets, including property and equipment and other intangible assets, to determine whether changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.

The future annual amortization expense of the other intangible assets existing as of August 30, 2003, is expected to be as follows (in thousands):

Fiscal Years
2004 (remaining six months)	$2,491
2005	4,995
2006	4,729
2007	2,830

Total	$15,045

Amortization expense of other intangible assets of $1.3 million and $2.6 million was included in cost of revenues and operating expenses for the three- and six-month periods ended August 30, 2003, respectively. There was no related amortization expense during the three- and six-month periods ended August 31, 2002.

Note 6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Certain potential common shares are excluded from the diluted computations when they are anti-dilutive. The items excluded from the dilutive computations were as follows (in thousands):

	Three-Month Period Ended		Six-Month Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Outstanding stock options	32,601	37,676	31,405	35,229
Warrants	335	335	335	335
Convertible subordinated notes	7,255	9,637	7,536	9,637

In addition, 4.5 million and 4.8 million common shares issued in connection with the Pipal asset purchase are excluded from basic and diluted shares outstanding for the three- and six-month periods ended August 30, 2003, respectively, as they are subject to lapsing rights of repurchase. These shares will be included in the per share computations as they vest over the remaining vesting period of up to four years from the acquisition date of January 3, 2003.

Note 7. Restructuring Charges

In the three-month period ended August 30, 2003, the Company’s management approved a restructuring plan (“Q2 2004 Restructuring”) and recorded a charge of $2.7 million. The restructuring charge includes $0.6 million for the severance and benefits related to the involuntary termination of approximately 40 employees. These employees were throughout engineering and administrative functions. All of these terminated employees were based in the United States. Additionally, the Company accrued for lease exit costs of $1.7 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Colorado. The Company also wrote-off office furniture with a net book value of $0.1 million. These assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The balance of the accrued restructuring charge is included in “Accrued liabilities” in the condensed consolidated balance sheets. The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to employee turnover associated with the Q2 2004 Restructuring, the Company performed an impairment review of its workforce-in-place intangible asset acquired in connection with the Pipal asset purchase. Riverstone’s analysis determined the carrying amount of the intangible asset exceeded its fair value and accordingly, the Q2 2004 Restructuring includes a charge of $0.3 million to write down the intangible asset.

The following table sets forth an analysis of the components of the Q2 2004 Restructuring charge and payments made against the reserve through August 30, 2003 (in thousands):

	Q2 2004 Restructuring
	Severance and Benefits	Asset Write-offs	Facilities- Related Charges	Total
Provision	$596	$356	$1,757	$2,709
Cash payments	(40)		(174)	(214)
Charges utilized	—	(356)	(55)	(411)

Balance as of August 30, 2003	$556	$—	$1,528	$2,084

In February 2003, subsequent to the close of the Pipal asset purchase, the Company’s management approved restructuring actions (“Q4 2003 Restructuring”) and recorded a restructuring charge of $1.2 million. This charge consisted of $0.5 million for severance and other employee costs resulting from a reduction in workforce of

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

approximately 30 employees across all business functions and job classes, as well as $0.7 million related to write-offs of equipment.

In August 2002, the Company’s management approved restructuring actions (“Q2 2003 Restructuring”) and recorded a restructuring charge of $5.5 million. The charge was comprised of $4.5 million and $1.0 million relating to severance and other benefits and write-offs of equipment, respectively. Charges relating to severance and other employee costs resulted from a reduction in force of approximately 125 employees, across all geographic locations, business functions and job classes. In the first quarter of fiscal 2004, the Company recorded a reduction to the Q2 2003 Restructuring provision of $0.1 million as actual costs for severance and benefits were lower than originally estimated.

The following table sets forth the activity in the accrued restructuring reserves related to the fiscal 2003 restructuring plans during the six-month period ended August 30, 2003 (in thousands):

	Q4 2003	Q2 2003	Total
	Severance and Benefits	Severance and Benefits
Balance as of March 1, 2003	$423	$125	$548
Provision adjustment	(20)	(62)	(82)
Cash payments	(345)	(46)	(391)

Balance as of May 31, 2003	58	17	75
Cash payments	(9)	(17)	(26)

Balance as of August 30, 2003	$49	$—	$49

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three-Month Period Ended		Six-Month Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
		(as restated)		(as restated)
Net loss	$(32,539)	$(51,410)	$(51,892)	$(73,532)
Comprehensive income (loss):
Change in net unrealized gain (loss) on investments	(1,555)	1,175	(1,317)	1,204
Foreign currency translation adjustment	(207)	266	(517)	851

Total comprehensive loss	$(34,301)	$(49,969)	$(53,726)	$(71,477)

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 9. Other Income

The components of other income were as follows (in thousands):

	Three-Month Period Ended		Six-Month Period Ended
	Aug 30, 2003	Aug 31, 2002	Aug 30, 2003	Aug 31, 2002
		(as restated)		(as restated)
Interest and investment income, net	$798	$2,306	$2,122	$5,392
Gain on extinguishment of debt	—	—	2,853	—
Foreign currency transaction losses	(101)	(696)	(605)	(1,797)
Other income (expense)	(26)	142	(57)	316

Total other income	$671	$1,752	$4,313	$3,911

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

Changes in the warranty accrual were as follows (in thousands):

	Three-Month Period Ended		Six-Month Period Ended
	Aug 30, 2003	Aug 31, 2002	Aug 30, 2003	Aug 31, 2002
		(as restated)		(as restated)
Balance at beginning of period	$567	$844	$601	$844
Warranties provided	6	(50)	110	180
Actual costs incurred	(91)	(174)	(229)	(404)

Balance at end of period	$482	$620	$482	$620

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

amounts owing on the Notes to be immediately due and payable. Accordingly, the Company has classified the entire balance of the Notes as current in the condensed consolidated balance sheets.

Included in “Interest expense” in the condensed consolidated statement of operations is $0.3 million and $0.4 million for the six-month periods ended August 30, 2003 and August 31, 2002, respectively, payable to holders of its Notes for the Company’s failure to cause a shelf registration statement for the resale of the Notes and the underlying common stock to be declared effective within 180 days of the issuance of such Notes. The Company expects to incur $0.2 million per quarter of liquidated damages relating to the remaining outstanding Notes until the resale registration statement relating to these Notes is declared effective, the Notes are sold under Rule 144 or the holding period under Rule 144(k) expires, whichever is earlier.

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

On November 14, 2002, approximately 140 employees eligible to participate in the Offer tendered stock options to purchase an aggregate of 5.6 million shares of Riverstone common stock with exercise prices ranging from $1.40 to $23.66 per share. On May 21, 2003 replacement stock options were granted to purchase 2.7 million shares of the Company’s common stock, each with an exercise price of $1.45. Due to employee attrition, replacement stock option grants were not made with respect to 0.4 million stock options subject to cancellation on November 14, 2002. The replacement stock options were vested at the time of grant to the same extent that the tendered stock options would have been vested had they not been tendered for exchange and continue to vest on the same schedule as the tendered stock options.

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 13. Commitments and Contingencies

Inventory Purchase Commitments

The Company currently outsources all manufacturing to one company, Flextronics International, Ltd., which manufactures its products in San Jose, California. In connection with a standard operating agreement with Flextronics, the Company routinely accepts liability for inventory purchased by the manufacturer to support the Company’s forecast. Any products not shipped in accordance with the forecast are purchased by Riverstone in the following month. As of August 30, 2003, inventory purchase commitments to Flextronics totaled approximately $4.1 million.

Litigation Matters

Beginning in July 2002, several complaints were filed in the U.S. District Court for the Northern District of California, on behalf of purported classes of persons who purchased Riverstone’s securities at various times between August 10, 2001 and June 19, 2002. The complaints name as defendants the Company and certain of its officers and directors. The complaints allege that the defendants violated federal securities laws by making false and misleading statements about the Company’s business and seek unspecified compensatory damages and other relief. On September 25, 2002, these actions were consolidated under the caption In re Riverstone Networks, Inc. Securities Litigation, Case No. C-02-3581 PJH. On October 28, 2002, the Court entered an order appointing a lead plaintiff and lead plaintiff’s counsel. On or about January 15, 2003, the plaintiffs filed a Consolidated Amended Complaint. In March 2004, the parties reached an agreement in principle to settle the class action. The settlement calls for Riverstone to pay $18.5 million to the plaintiff class, and is subject to final court approval, which is expected to occur later this calendar year. Pursuant to SFAS 5, the $18.5 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

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

The Company is continuing to negotiate with its directors and officers’ liability insurers regarding the extent to which the insurers will reimburse settlement and defense costs in various legal and SEC matters. While the Company has already received $6.3 million in reimbursement (none of which had been received through August 30, 2003), the insurers have reserved their rights to assert that the claims related to the shareholder

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

lawsuits are excluded from coverage under the applicable policies. Accordingly, the Company has not recognized any insurance recoveries in income, but rather has classified recoveries to date as a liability pending final resolution with the insurers.

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

On November 13, 2003, a patent infringement action captioned Toshiba Corporation v. Juniper Networks and Riverstone Networks, Inc., C.A. No. 03-1035 (SLR), was filed in the United States District Court for the District of Delaware. Toshiba’s current complaint alleges that Riverstone infringes four patents relating to certain aspects of network communication. Toshiba is seeking to add two additional network communications patents to the lawsuit. Toshiba has not identified any specific Riverstone products or functionality of Riverstone’s products that would allegedly infringe those patents. Toshiba is seeking a permanent injunction and damages, but has not specified the amount of damages it is seeking. Toshiba also alleges that Riverstone has willfully infringed the patents, which could result in an award of increased damages and attorneys’ fees. Riverstone has denied that it infringes these patents and has counterclaimed that the patents are invalid. Trial has been set for March 6, 2006. The Company intends to defend the action vigorously.

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

In February 2004, a breach of contract action captioned U.S. Bank N.A. v. Riverstone Networks, Inc., Case No. 04-495, was filed in the United States District Court for the Northern District of California. U.S. Bank, trustee for the holders who purchased approximately $132 million of the Company’s Notes alleges that Riverstone is in breach of the indenture, the terms of which govern the sale of the Notes. On April 2, 2004, Riverstone moved to dismiss the complaint. On May 3, 2004, U.S. Bank filed its papers in opposition to the motion to dismiss, and filed a motion for summary judgment, seeking immediate judgment in its favor. On July 12, 2004, the Court denied both the trustee’s motion for summary judgment and the Company’s motion to dismiss. Riverstone has denied the allegations, and intends to defend the action vigorously.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

We generally recognize revenue upon shipment of products to non-resellers provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. If uncertainties exist, revenue is recognized when these uncertainties are resolved.

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

Inventories. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record an adjustment for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. While we believe that our adjustments for excess and obsolete inventory is adequate, if there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence due to rapidly changing technology, we may be required to further adjust the carrying value of our inventory and our gross margin could be adversely affected.

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

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenues:

	Three-Month Period Ended		Six-Month Period Ended
	Aug 30, 2003	Aug 31, 2002	Aug 30, 2003	Aug 31, 2002
		(as restated)		(as restated)
Net revenues	100%	100%	100%	100%
Cost of revenues	76	77	75	71

Gross margin	24	23	25	29
Operating expenses:
Research and development	90	72	86	71
Sales and marketing	66	71	62	74
General and administrative	65	20	39	17
Restructuring charges	19	31	8	16

Total operating expenses	240	194	195	178

Operating loss	(216)	(171)	(170)	(149)
Other income	5	10	14	11
Interest expense	(11)	(12)	(11)	(13)
Securities litigation settlement charges	—	(113)	—	(58)

Loss before income tax provision	(222)	(286)	(167)	(209)
Income tax provision	2	2	2	1

Net loss	(224)%	(288)%	(169)%	(210)%

Net Revenues. The following table is a breakdown of total net revenues between product and service (in thousands, except percentages):

	Three-Month Period Ended		Variance in dollars	Variance in percent	Six-Month Period Ended		Variance in dollars	Variance in percent
	Aug 30, 2003	Aug 31, 2002			Aug 30, 2003	Aug 31, 2002
		(as restated)				(as restated)
Net Revenues
Product	$13,047	$16,581	$(3,534)	(21)%	$27,914	$32,301	$(4,387)	(14)%
Service	1,460	1,256	204	16%	2,873	2,716	157	6%

Total	$14,507	$17,837	$(3,330)	(19)%	$30,787	$35,017	$(4,230)	(12)%

Net Revenues by Region. The following tables break down total net revenues and net product revenues by geographical region (in thousands, except percentages):

	Three-Month Period Ended		Variance in dollars	Variance in percent	Six-Month Period Ended		Variance in dollars	Variance in percent
	Aug 30, 2003	Aug 31, 2002			Aug 30, 2003	Aug 31, 2002
		(as restated)				(as restated)
Net Revenues
Americas	$7,243	$4,934	$2,309	47%	$13,501	$9,136	$4,365	48%
Europe and Middle East	3,641	2,698	943	35%	8,159	5,497	2,662	48%
Asia Pacific	3,623	10,205	(6,582)	(64)%	9,127	20,384	(11,257)	(55)%

Total	$14,507	$17,837	$(3,330)	(19)%	$30,787	$35,017	$(4,230)	(12)%

Net Product Revenues
Americas	$6,377	$4,131	$2,246	54%	$11,742	$7,206	$4,536	63%
Europe and Middle East	3,174	2,357	817	35%	7,340	4,943	2,397	48%
Asia Pacific	3,496	10,093	(6,597)	(65)%	8,832	20,152	(11,320)	(56)%

Total	$13,047	$16,581	$(3,534)	(21)%	$27,914	$32,301	$(4,387)	(14)%

Net Revenues. Net revenues were $14.5 million for the three-month period ended August 30, 2003, or a 19% decrease as compared with net revenues of $17.8 million for the three-month period ended August 31, 2002. Net revenues decreased 12% to $30.8 million for the six-month period ended August 30, 2003 as compared to $35.0 million for the six-month period ended August 31, 2002. Net revenues in the Asia Pacific region for both the three- and six-month comparative periods declined significantly due to the natural fall-off after completion of large initial deployments of early adopter customers, and lower follow-on revenue from extension of existing networks. For the three-month periods ended August 30, 2003 and August 31, 2002, our international revenues accounted for 50% and 72% of net revenues, respectively. For the six-month periods ended August 30, 2003 and August 31, 2002, international revenues were 56% and 74% of net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of net revenues for the foreseeable future, although international sales as a percentage of net revenues may fluctuate from quarter to quarter.

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

As described in Note 2 to the condensed consolidated financial statements, in April 2003 the SEC commenced an informal inquiry regarding our accounting practices. The SEC subsequently issued a formal order of investigation. The impact of the investigation on net revenues was not precisely quantifiable for the three- and six-month periods ended August 30, 2003; however, we believe this matter and the delayed filing of our financial statements did have a material adverse impact on net revenues.

Cost of Revenues and Gross Margin. Cost of revenues includes costs of raw materials, direct labor, amortization of purchased technology, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty, customer service and support. Cost of revenues for the three-month period ended August 30, 2003 was $11.0 million with a gross margin of 24%, compared with cost of revenues of $13.7 million for the three-month period ended August 31, 2002 with a gross margin of 23%. The increase in gross margin for the three-month period ending August 30, 2003 from the comparable period in fiscal year 2003 is primarily attributable to the higher sales in the United States, Europe and the Middle East, where we have traditionally experienced higher gross margins than on sales in Asia.

Cost of revenues for the six-month period ended August 30, 2003 was $23.0 million with a gross margin of 25% compared with cost of revenues of $24.9 million for the six-month period ended August 31, 2002 with a gross margin of 29%. The decrease in gross margin for the six-month period ending August 30, 2003 from the comparable period in fiscal 2003 is primarily due to lower shipment volumes, higher obsolescence expense of $1.8 million, amortization of purchased technology of $1.7 million, and higher rework costs of $0.4 million. These decreases were partially offset by improved margins due to higher sales in the Americas, Europe and the Middle East, where we have traditionally experienced higher gross margins than on sales in Asia. Additionally, we incurred lower evaluation and overhead spending during the six-month period ended August 30, 2003.

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

Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, consultants and outside service provider fees, non-recurring engineering charges and prototype costs related to the development, testing and enhancement of our ASICs and software, amortization of workforce-in-place, and the depreciation of property and equipment related to these activities. Our research and development efforts can require significant expenditures, the timing of which can cause quarterly variability in our expenses.

Research and development expenses were $13.0 million for the three-month period ended August 30, 2003, an increase of $0.2 million over the comparable period in fiscal year 2003. As a percentage of net revenues, research and development expenses were 90% and 72% in the three-month periods ended August 30, 2003 and August 31, 2002, respectively. The Pipal asset purchase in the fourth quarter of fiscal year 2003 added $3.9 million of spending in the second quarter of fiscal year 2004, compared to the same quarter in fiscal year 2003. This amount included $1.9 million of headcount expenses for the 39 staff additions, $0.9 million of stock-based compensation, $0.4 million of workforce-in-place amortization, $0.2 million of engineering prototype expenses and $0.5 million of depreciation and other expenses. The increase in spending was significantly offset by the cost reductions of $3.7 million associated with the restructuring programs we initiated in the second and fourth quarters of fiscal year 2003. These cost cutting measures included a reduction in base headcount of 72 employees for $1.2 million, lower depreciation of $0.8 million, reduced engineering prototype activity spending of $0.4 million, lower outside services of $0.4 million, and other expenses of $0.9 million.

Research and development expenses were $26.5 million for the six-month period ended August 30, 2003, an increase of $1.7 million over the comparable period in fiscal year 2003. Research and development expenses as a percentage of net revenues were 86% and 71% in the six-month period ended August 30, 2003 and August 31,

2002, respectively. The year over year increase in research and development expenses as a percentage of revenues was primarily due to the decrease in revenues. The increase in spending was primarily due to the Pipal asset purchase, which added $8.9 million of spending composed of $3.9 million in salary related costs, $1.8 million stock compensation amortization, $1.6 million in engineering prototype material, $0.9 million in workforce-in-place intangible amortization, and other expenses of $0.7 million. The increase in spending was significantly offset by cost cutting measures, including the restructuring programs, that were initiated in the fourth quarter of fiscal year 2002, which reduced costs by $7.4 million. The major elements of the cost reductions were $2.5 million in salary related costs from the termination of approximately 70 employees, depreciation reduction of $1.5 million, and prototype costs and non-recurring engineering expenses of $1.1 million, outside professional services costs of $1.1 million and other expenses of $1.2 million.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and field support functions, and trade shows, advertising and promotional expenses.

Sales and marketing expenses were $9.6 million for the three-month period ended August 30, 2003, a decrease of $3.0 million from the comparable period in fiscal year 2003. Sales and marketing expenses as a percentage of net revenues were 66% and 71% for the three-month periods ended August 30, 2003 and August 31, 2002, respectively. The decrease in spending year over year was primarily due to $1.5 million of reductions in salaries, commissions and professional fees due in part to reduced headcount of 52 employees effected by the restructuring programs that we initiated in the second and fourth quarters of fiscal year 2003, lower advertising and evaluation unit costs of $1.2 million, reduced travel expenses of $0.6 million and lower other expenses of $0.9 million, partially offset by a loss on disposition of equipment of $1.2 million.

Sales and marketing expenses were $19.1 million for the six-month period ended August 31, 2002, a decrease of $7.0 million from the comparable period in fiscal year 2003. Sales and marketing expenses as a percentage of net revenues were 62% and 74% for the six-month periods ended August 30, 2003 and August 31, 2002, respectively. The decrease in sales and marketing expenses for the six-month period ended August 30, 2003 compared with the corresponding period in fiscal 2003 was primarily attributable to a $2.0 million decrease in advertising costs, reduced headcount related costs from the restructuring programs that were initiated in the fourth quarter of fiscal year 2003 of $2.6 million, reduced travel expenses of $1.1 million, lower professional fees of $0.9 million and other expenses of $1.6 million, partially offset by a $1.2 million loss on sale of equipment.

General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses; professional and contractor fees; finance, legal, facilities and human resource costs; amortization of intangible assets and provisions for bad debts.

General and administrative expenses were $9.5 million for the three-month period ended August 30, 2003, an increase of $5.9 million over the comparable period in fiscal year 2003. As a percentage of net revenues, general and administrative expenses were 65% and 20% for the three-month periods ended August 30, 2003 and August 31, 2002, respectively. The increase in spending for general and administrative expenses was due to costs associated with the restatement of our financial statements and legal expenses associated with litigation activity.

General and administrative expenses were $11.9 million for the six-month period ended August 30, 2003, an increase of $6.0 million over the comparable period in fiscal year 2003. General and administrative expenses as a percentage of net revenues were 39% and 17% for the six-month periods ended August 30, 2003 and August 31, 2002, respectively. The increase in spending for the six-month period ended August 30, 2003 was primarily due to the expenses associated with the restatement of our financial statements and legal expenses associated with litigation activity.

Restructuring Charges. In the second quarter of fiscal 2004, our management approved a restructuring plan (“Q2 2004 Restructuring”) and recorded a charge of $2.7 million. The goal of the Q2 2004 Restructuring is to reduce our costs and improve operating efficiencies in order to align our operations with the current business environment. The restructuring charge consisted of $0.6 million for the severance and benefits related to the involuntary termination of approximately 40 employees. These employees were throughout engineering and administrative functions. All of these terminated employees were based in the United States. Additionally, we accrued for lease costs of $1.7 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Colorado. We also wrote-off office furniture with a net book value of $0.1 million. These assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to employee turnover associated with the Q2 2004 Restructuring, we performed an impairment review of our workforce-in-place intangible asset acquired in connection with the Pipal asset purchase. Our analysis determined the carrying amount of the workforce-in-place exceeded its fair value and, accordingly, the Q2 2004 Restructuring reflects a charge of $0.3 million to write down the intangible asset.

As a result of the Q2 2004 Restructuring, we estimate we reduced annual infrastructure spending by approximately $5 to $6 million per year.

In the second quarter of fiscal year 2003, we announced restructuring actions to respond to the continuing global economic downturn and to attempt to reduce our cost structure by streamlining operations and prioritizing resources in strategic areas of our business (“Q3 2003 Restructuring”). For the three-month period ended August 31, 2002, we recorded a restructuring charge of $5.5 million, $4.5 million of which related to severance and other employee costs resulting from a reduction in force of approximately 125 employees across all geographic locations, business functions and job classes, and $1.0 million related to asset write-offs.

As a result of the Q2 2003 Restructuring, we estimate that we reduced annual infrastructure spending by approximately $7 million.

Other Income. Other income in the three-month period ended August 30, 2003 was $0.7 million as compared with $1.8 million for the comparable period in fiscal year 2003. Interest and investment income, net was $0.8 million for the three-month period ended August 30, 2003, compared with $2.3 million for the three-month period ended August 31, 2002. The reduction in interest and investment income, net of $1.5 million for the three-month period ended August 30, 2003 compared to the same period in fiscal year 2003 was due to the decreased cash and investment balances, resulting from our usage of cash for operations and the repurchase of a portion of our Notes, lower interest rates and lower yielding investments. In addition, in the three-month period ended August 30, 2003 we recorded a charge of $0.4 million to write-down a portion of the carrying value of our investment in a technology venture capital fund (the “Fund”). We had previously invested $1.0 million in the Fund in the first quarter of fiscal 2003 and committed up to an additional $4.0 million of future capital contributions. During the second quarter of fiscal 2004, the Fund’s General Partner issued a capital call for $1.1 million. We determined we no longer wished to participate in the Fund and would make no further capital investments. Under terms of the investment agreement, failure to make capital investments upon the General Partner’s call may result in partial or total loss of amounts currently invested. Accordingly, in the second quarter of fiscal 2004, we recorded a charge of $0.4 million to write-down a portion of the carrying amount of our investment in the Fund.

For the six-month period ended August 30, 2003, other income was $4.3 million as compared with $3.9 million for the comparable period in fiscal year 2003. Interest and investment income, net was $2.1 million for the first half of fiscal year 2004 as compared to $5.4 million in the comparable period in fiscal year 2003. Also in the first half of fiscal year 2004, we repurchased a total of $15.3 million in principal amount of our 3.75% convertible subordinated notes (the “Notes”), for an aggregate price of $12.1, million resulting in a gain of $2.9 million, net of a write-off of $0.3 million in related unamortized debt issuance costs. Foreign currency transaction losses were also $1.2 million lower in the six-month period ended August 30, 2003 compared with the comparable period in fiscal year 2003.

Interest Expense. Interest expense for the three- and six-month periods ended August 30, 2003 was $1.6 million and $3.3 million, respectively. Interest expense consisted of accrued interest and amortization of debt issuance costs on our Notes, as well as the discount on trade accounts receivable that were sold to an unrelated financial institution. Interest expense was $0.6 million and $1.2 million lower than the comparable three- and six-month periods ended August 31, 2002, due to the lower outstanding balance of our Notes as a result of our repurchases in the third quarter of 2003 ($28.0 million) and the first quarter of 2004 ($15.3 million).

Included in interest expense is $0.3 million and $0.4 million for the six-month periods ended August 30, 2003 and August 31, 2002 payable to holders of our Notes as liquidated damages for our failure to cause a shelf registration statement for the resale of our Notes and the underlying common stock to be declared effective within 180 days of the issuance of such Notes. We expect to incur approximately $0.2 million per quarter of liquidated damages relating to the remaining outstanding Notes until the resale registration statement relating to the Notes is declared effective, the Notes are sold under Rule 144, or the holding period under Rule 144(k) expires, whichever is earliest.

Income Tax Provision. We recorded provisions for income taxes for the three- and six-month periods ended August 30, 2003, totaling $0.4 million and $0.6 million, respectively, as compared to $0.3 million and $0.5 million for the comparable periods of fiscal year 2003. The provisions for income taxes result primarily from certain foreign and minimum tax liabilities arising in jurisdictions in which we operate. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance for net deferred tax assets as of March 1, 2003 and August 30, 2003.

Liquidity and Capital Resources

Operating Activities.    Net cash used in operating activities for the six-month periods ended August 30, 2003 and August 31, 2002 was $37.5 million and $54.9 million, respectively. Cash used by operating activities in the six-month period ended August 30, 2003 was primarily attributable to our net loss, a decrease in deferred income and revenue, an increase in prepaid expenses and other current assets, an increase in other assets partially offset by a decrease in accounts receivable and inventories. We also incurred non-cash items such as gain on extinguishment of debt, depreciation, amortization, stock-based compensation and losses on disposal of assets. Cash used by operating activities in the six-month period ended August 31, 2002 was primarily due to our net loss, decreases in deferred income and revenue, and inventories partially offset by increases in accounts payable and other liabilities, decreases in prepaid expenses and other current assets. We also incurred non-cash items such as depreciation, stock-based compensation, gain on sales of marketable securities and losses on disposal of assets.

Investing Activities.    Net cash provided by investing activities for the six-month period ended August 30, 2003 was $33.9 million, consisting primarily of proceeds from maturities and sales of available-for-sale marketable securities, partially offset by capital expenditures and purchases of available-for-sale marketable securities. Net cash provided by investing activities for the six-month period ended August 31, 2002 was $29.3 million and consisted of proceeds from maturities and sales of available-for-sale marketable securities, partially offset by capital expenditures and purchases of available-for-sale marketable securities. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers and facilities-related improvements.

Financing Activities.    Net cash used in financing activities for the six-month period ended August 30, 2003 was $11.6 million, consisting of a repurchase of a portion of our Notes for $12.1 million, partially offset by proceeds from issuance of common stock pursuant to option exercises. Cash used in financing activities was $1.0 million for the six-month period ended August 31, 2002, consisting of net transfers to Cabletron under our transformation and asset transfer agreements with them, partially offset by proceeds from issuance of common stock and exercise of stock options.

Liquidity.    At August 30, 2003, we had $287.5 million of cash and cash equivalents, short- and long-term marketable securities. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities. Our balance of cash and cash equivalents and other marketable securities is comprised principally of balances transferred as part of our separation from Cabletron and from proceeds of our Notes offering completed in November 2001. We expend substantial resources to fund research and development. This investment in research and development of new products and new features is necessary in order to remain competitive against much larger and better funded manufacturers of routing equipment, and we will continue to emphasize research and development as a large portion of our spending for the foreseeable future.

Beginning in fiscal 2002, we initiated a program to sell, from time to time, trade accounts receivables to an unrelated finance entity, with limited recourse. We account for the transfer of accounts receivable in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125. According to the accounts receivable sale agreements, we maintain the servicing of these receivables. During the six-month period ended August 31, 2002, we sold $8.7 million in receivables. At March 1, 2003, $1.5 million in sold trade accounts receivable remained outstanding. There were no remaining sold trade receivables outstanding at August 30, 2003. We discontinued our practice of selling accounts receivable in November 2002.

At March 1, 2003, we had a $15.0 million credit facility available under a revolving line of credit, which did not require compliance with any financial covenants and could be withdrawn by the financial institution at any time. Historically, the Company had not drawn upon this facility but rather used it to secure standby letters of credit. At August 30, 2003 there was no indebtedness outstanding under this credit facility. In December 2003, the financial institution withdrew this facility due to the uncertainties surrounding the investigations into the Company’s accounting practices.

The following table summarizes our contractual obligations at August 30, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by year	Remaining Six Months of Fiscal 2004	1-3 years	4-5 years	More than 5 years	Total
Notes	$2,470	$9,882	$136,691	$—	$149,043
Inventory purchase commitments	4,075	—	—	—	4,075
Merger consideration	519	1,282	—	881	2,682
Operating leases	2,131	8,336	452	25	10,944

	$9,195	$19,500	$137,143	$906	$166,744

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

We have invested in a technology venture capital fund and have committed to provide additional funding of up to $4.0 million. This investment is the subject of pending litigation which is described further in Note 13 to the condensed consolidated financial statements. We have not included the disputed amount of $4.0 million in the table of contractual obligations above.

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

As set forth in detail in Part I, Item 4, we have identified material weaknesses and other deficiencies in our internal controls over financial reporting and disclosure. These deficiencies contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended March 1, 2003, and to the delays in our issuing audited financial statements for that period. We have also been unable to file interim or annual financial statements for our fiscal year 2004 or interim financial statements for fiscal year 2005 on a timely basis. We have implemented numerous additional processes and controls, and have retained an international accounting firm to assist us in implementing controls compliant with Exchange Act Rules 13a-15 and 15d-15. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that registered companies are required to implement, and Exchange Act Rules 13a-14 and 15d-15, which specify the required certifications of disclosure in quarterly and annual reports. Even if we implement such controls, there can be no assurance that they will detect or prevent future improper or fraudulent acts that are meant to cause the company to incorrectly report revenue or other financial information.

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

Our quarterly revenue and operating results may vary significantly in the future due to a number of factors, including:

•	fluctuations in demand for our products and services;

•	unexpected product returns due to warranty-related issues or other reasons currently unknown to management, or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	the timing of our sales within a quarter, which can fluctuate widely and subject us to risks such as unexpected component shortages, limits on manufacturing capacity, and difficulties with order management and shipping;

•	the timing and amount of non-cash stock-based compensation charges;

•	our ability and our suppliers’ abilities to attain and maintain production volumes and quality levels for our products; and

•	write-downs resulting from other-than-temporary declines in value of our investments in equity and convertible debt securities.

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

We are attempting to conclude our accounting practices review and issue restated fiscal year 2002, financials, but we presently cannot state with any certainty when this will occur, if ever. Investors should not rely on the historical financial statements originally published and auditors’ reports thereon or our prior financial results announced for any period that has not been restated. The restatement work for fiscal years prior to and including fiscal year 2002 has required and may continue to require significant resources, including the diversion of the attention of our management and finance department personnel from our regular business activities, as well as expenditures for accounting services.

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

In addition, because our Registration Statement on Form S-8 will not be effective until we have fully complied with the reporting requirement of the Securities Exchange Act of 1934, which require us to file three full years of audited financial statements, our employees will continue to be unable to exercise outstanding stock options. Finally, if we fail to be relisted on NASDAQ, turnover may increase because of the effect on the market price of, and the liquidity of the trading market for, our common stock as well as our inability to grant stock options in compliance with applicable state securities laws.

We may be unable to expand our direct, as well as our indirect OEM and reseller, sales channels, which may hinder our ability to reach the decision-makers in a prospective customer’s organization and therefore to sell products to those prospective customers.

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

Substantially all of our revenues come from sales of products in our existing (“RS”) router family, making us dependent on widespread market acceptance of these products; if our product features or pricing do not remain competitive, our revenues will decline.

Substantially all of our revenues result from sales of products in our RS router family. Continuing market acceptance of our products is critical to our future success, and we are more dependent on the market acceptance of our RS router family than competitors with broader product offerings. Factors that may affect the market acceptance of our RS router family include:

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

We may not be able to successfully launch our new “Riverstone 15008” 10-gigabit product, which we currently plan to release in the second half of our fiscal year 2004; failure to do so may cause us to lose customers and potential customers that need the features and functionality offered in this product.

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

Our exposure to these risks is greater than it is for vendors who sell to a more diversified customer base. We believe that there are risks arising from doing business with service providers in these markets that may not be faced by some of our competitors in their relationships with corporate and other customers, including:

•	weak economic conditions causing continued delays or reductions in capital expenditures;

•	delays in purchases in anticipation of our planned introduction of new products and product enhancements;

•	negative publicity arising from service failures attributed to our products, whether or not our products actually failed; and

•	the service providers’ demonstrated practice of changing vendors, or purchasing similar equipment from two competing vendors causing our customers to switch to another supplier that provides, or that they believe provides, superior performance or cost-effectiveness.

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

We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Flextronics and any future contract manufacturers may not be able to meet our future requirements. Further, on occasion we have experienced manufacturing quality problems that Flextronics has been able to correct; however, there can be no assurance that such quality problems will not occur in the future, and if they do occur, that Flextronics will be able to correct them. We have experienced a delay in product shipments from our contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a significant negative effect on our business, operating results and financial condition.

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

We also have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based on forecasts we provide it and the actual component usage and product sales are significantly lower than we had forecast. We adjust the carrying value of our inventory to provide for excess and obsolete inventory based on our expectation of future sales. We believe these adjustments are adequate; however, if the demand for our products differs significantly from our estimates, our adjustments may need to be increased which could adversely affect our gross margin for a given period.

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

We may need to raise capital to fund the operations of the Company. Our capital requirements will vary from quarter to quarter. Factors which may affect our future funding requirements include:

•	The possibility that the pending litigation brought against the Company by the Trustee of our Notes could result in the acceleration of the payment of our Notes, of which $131.8 million aggregate principal amount was outstanding as of July 31, 2004.

•	our ability to generate revenues sufficient to become cash-flow positive;

•	capital expenditures;

•	the costs and timing of expansion of or changes in our product development efforts and the success of these development efforts;

•	repurchases of outstanding securities;

•	the costs and timing of expansion of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	the need to adapt to changing technologies and technical requirements;

•	competing technologies and market developments;

•	the acquisition, sales or in-bound or out-bound licensing of businesses or technologies;

•	our ability to maintain and establish reseller and other strategic relationships;

•	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims and rights;

•	the time and costs involved in defending litigation matters; and

•	fluctuations in our operating results; and our inventory and receivables management.

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

The stock markets in general and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been volatile, and we expect that it will continue to be volatile. This volatility could result in substantial losses to individual stockholders and holders of our convertible subordinated notes.

We may not be able to obtain relisting on NASDAQ; if we fail to do so, the market for our common stock will remain limited.

On September 11, 2003, the Company’s stock was delisted by NASDAQ. In order to be relisted, we will have to satisfy the NASDAQ initial listing requirements. There is no assurance that we will be able to comply with all of the listing requirements necessary to obtain relisting. If we cannot do so, the continued delisted status of our common stock would likely have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Information responsive to Item 305 of Regulation 5-K (17 CFR §229.305), “Quantitative and Qualitative Disclosures About Market Risk,” set forth in our Form 8-K filed with the Securities and Exchange Commission on September 2, 2004. We believe that the discussion of market risks set forth in our Form 8-K on page 2 continue to accurately reflect those risks as they affect the Company’s business.

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

Due to these identified weaknesses all material revenue transactions from the beginning of fiscal 2002 through this period have been reviewed in accordance with the Company’s restatement process. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 above. We believe, however, that the scope and extent of the Company’s efforts in connection with the restatement process, along with the control improvements described below, have sufficiently mitigated the identified weaknesses such that management can now represent that the information provided in this quarterly report is presented fairly, in all material respects, in accordance with U.S. generally accepted accounting principles.

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

The specific steps taken since August 2003 include:

•	We established a Business Operations group, reporting directly to the Chief Financial Officer, which is responsible for management of sales proposal response, pre-approval of quotations, pipeline management and reporting, and sales commission accounting.

•	An automated sales quotation tool was implemented, which produces proposal information, requires a specific response to over twenty corporate governance and revenue recognition questions, and calculates proposed gross margin. The sales quotation tool is jointly administered by the Business Operations group and Order Administration, which also reports to the Chief Financial Officer. Exceptions require the approval of the Chief Financial Officer, and in certain cases the Chief Executive Officer.

•	All commissioned sales personnel are required to certify on a quarterly basis whether they are aware of any undocumented terms and conditions, including rights of return or stock rotation, or any other form of “side letter,” which would change the nature of the revenue transaction. Sales commissions are withheld until the certifications are received.

•	The Chief Financial Officer and the Vice President of Finance conduct a quarterly revenue recognition review of all revenue transactions in excess of $250,000 and $100,000, respectively.

•	The Chief Financial Officer, Vice President of Finance and General Counsel conduct revenue recognition and corporate governance training at initial sales orientation and internal sales conferences, which are held at least twice a year.

•	The Chief Financial Officer and other senior executives conduct periodic visits with the Company’s customers, resellers and field personnel to assess whether internal controls over the revenue recognition and field accounting processes are functioning as designed.

•	New accounts payable and fixed asset procedures have been established and personnel trained in the proper functioning of the controls.

•	We engaged an international public accounting firm to assist us in meeting our requirements under § 404 of the Sarbanes-Oxley Act. They are assisting us in evaluating the internal control environment and assessing our risks, documenting significant processes, testing the effectiveness of the controls, and designing appropriate processes and controls where deficiencies are noted.

•	We terminated or secured the resignation of certain Company officers and various sales, operational and financial personnel.

•	We executed a near-complete turnover in the composition of our senior management team, including appointment of a new President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Vice President of Finance and Corporate Controller, Vice President Sales, North America and Senior Vice President and General Counsel, who also serves as the Company’s Chief Compliance Officer.

•	The Finance organization was strengthened with the addition of experienced professionals, including four individuals who are Certified Public Accountants. Recruitment of additional experienced finance personnel is in process.

•	We established the position of Vice President Internal Audit, reporting jointly to the Chairman of the Audit Committee and to the Chief Financial Officer. Recruitment of qualified candidates is in process.

•	We appointed a Disclosure Committee presently consisting of the Company’s Chief Financial Officer and General Counsel. The Committee determines materiality of information and determines the Company’s disclosure obligations in a timely manner. The Disclosure Committee will be expanded to include the Vice President of Finance and Director of Investor Relations as appropriate.

•	We appointed three new independent members to the seven member Board of Directors, all three of whom now serve on the Audit Committee.

•	We established a phone- and web-based process for the anonymous submission by employees and others of concerns regarding questionable accounting practices and controls as well as audit matters, in accordance with §301 of the Sarbanes-Oxley Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is incorporated herein by reference to Note 13 of the condensed consolidated financial statements in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In accordance with Section 10A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the second quarter of fiscal year 2004 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. Ernst & Young did not perform any non-audit services during the second quarter of fiscal year 2004.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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