Form 10-Q
period 2003-11-29
RIVERSTONE NETWORKS INC
filed 2004-09-02
CIK 1123028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 29, 2003

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

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	November 29, 2003	March 1, 2003 (1)
Assets
Current assets:
Cash and cash equivalents	$82,863	$99,610
Short-term investments	82,920	120,218
Accounts receivable, net	6,106	13,115
Inventories	8,444	10,217
Prepaid expenses	2,419	1,952
Other current assets	4,336	3,997

Total current assets	187,088	249,109

Long-term investments	102,762	122,498
Property and equipment, net	8,149	13,635
Goodwill	6,324	6,324
Other intangible assets, net	13,794	17,905
Other long-lived assets	10,914	10,361

Total assets	$329,031	$419,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,350	$12,121
Accrued compensation	5,296	6,723
Accrued liabilities	10,353	9,577
Securities litigation settlement accrual	20,250	—
Deferred income on shipments to resellers	11,223	13,719
Deferred revenue on maintenance contracts	3,580	3,524
Convertible subordinated notes	131,750	147,000

Total current liabilities	192,802	192,664

Long-term deferred revenue on maintenance contracts	4,057	3,883
Securities litigation settlement accrual	—	20,250
Other long-term liabilities	2,470	2,086
Commitments and contingencies (see Note 14)

Stockholders’ equity:
Common stock	1,308	1,306
Additional paid-in capital	466,673	467,095
Accumulated deficit	(330,948)	(254,987)
Unearned stock-based compensation	(7,524)	(13,965)
Accumulated other comprehensive income	193	1,500

Total stockholders’ equity	129,702	200,949

Total liabilities and stockholders’ equity	$329,031	$419,832

(1)	The balance sheet at March 1, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
		(as restated)		(as restated)
Net revenues	$9,171	$18,819	$39,958	$53,836
Cost of revenues	7,624	10,257	30,655	35,172

Gross profit	1,547	8,562	9,303	18,664

Operating expenses:
Research and development	9,992	10,278	36,460	35,060
Sales and marketing	6,616	10,675	25,696	36,787
General and administrative	8,269	2,204	20,195	8,157
Reseller litigation settlement	—	(11,507)	—	(11,507)
Restructuring charges	(31)	—	2,596	5,486

Total operating expenses	24,846	11,650	84,947	73,983

Operating loss	(23,299)	(3,088)	(75,644)	(55,319)

Other income	1,026	15,131	5,339	19,042
Interest expense	(1,648)	(1,815)	(4,930)	(6,312)
Securities litigation settlement charges	—	—	—	(20,250)

Income (loss) before income tax provision	(23,921)	10,228	(75,235)	(62,839)
Income tax provision	148	235	726	700

Net income (loss)	$(24,069)	$9,993	$(75,961)	$(63,539)

Basic and diluted net income (loss) per share	$(0.19)	$0.08	$(0.60)	$(0.52)

Shares used in per share calculation	127,247	123,051	126,932	122,779

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine-Month Period Ended
	November 29, 2003	November 30, 2002
		(As restated)
Cash flows from operating activities:
Net loss	$(75,961)	$(63,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,019	7,788
Amortization	6,397	2,112
Stock-based compensation	4,147	1,850
Non-cash restructuring costs	411	987
Loss on investments	745	1,312
Gain on extinguishment of debt	(2,853)	(10,460)
Gain on sales of marketable securities	(197)	(3,063)
Loss on disposal of assets	2,044	376
Changes in assets and liabilities:
Accounts receivable	6,880	558
Inventories	1,773	3,405
Prepaid expenses and other current assets	(861)	8,795
Other long-lived assets	(2,354)	1,782
Accounts payable and other liabilities	49	(4,792)
Deferred income and revenue	(2,266)	(4,722)

Net cash used in operating activities	(56,027)	(57,611)
Cash flows from investing activities:
Acquisition of assets, net of cash	(722)	—
Capital expenditures	(2,767)	(4,576)
Proceeds from maturities of available-for-sale marketable securities	177,764	278,430
Proceeds from sales of available-for-sale marketable securities	111,416	246,018
Purchases of available-for-sale marketable securities	(234,808)	(381,604)

Net cash provided by investing activities	50,883	138,268
Cash flows from financing activities:
Proceeds from issuance of common stock	532	1,725
Net transfers and adjustments from Cabletron	—	(2,500)
Repurchases of convertible subordinated notes	(12,094)	(16,890)
Repurchases of common stock	(23)	—

Net cash used in financing activities	(11,585)	(17,665)

Effect of foreign exchange rate changes on cash	(18)	793

(Decrease) increase in cash and cash equivalents	(16,747)	63,785
Cash and cash equivalents, at beginning of period	99,610	123,055

Cash and cash equivalents, at end of period	$82,863	$186,840

See accompanying notes to condensed consolidated financial statements

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

Riverstone Networks, Inc. and its wholly owned subsidiaries (collectively “Riverstone” or the “Company”) is a leading provider of data transmission routing equipment for metro Ethernet networks. Riverstone’s metro routers and accompanying products are designed to meet customers’ IP networking requirements in support of voice, video, and data services. Riverstone’s products enable carriers to offer these services across existing revenue-generating networks and new Ethernet deployments.

The Company was created by the combination of two businesses previously acquired by Cabletron Systems, Inc. (“Cabletron”) and renamed Riverstone. Riverstone completed its initial public offering on February 22, 2001. On August 6, 2001, (the “Distribution Date”), Cabletron distributed all of its shares of Riverstone’s common stock to its stockholders, and Riverstone ceased to be a subsidiary of Cabletron. These accompanying unaudited condensed consolidated financial statements reflect the historical basis of the Cabletron-owned assets and liabilities, which were transferred at the Distribution Date. Cabletron is now known as Enterasys Networks Inc. (“Enterasys”).

The accompanying financial statements of Riverstone have been prepared on a consistent basis with the audited consolidated financial statements as of and for the fiscal year ended March 1, 2003 and include all adjustments, consisting of only normal recurring accruals, necessary to fairly present the information set forth therein. These financial statements have been prepared in accordance with the regulations of the United States Securities and Exchange Commission (“SEC”) and certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 1, 2003 and notes thereto included in the Company’s Form 8-K, which was furnished to the SEC on September 2, 2004. The accompanying condensed consolidated balance sheet at March 1, 2003 has been derived from audited financial statements as of that date. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Operating results for the three- and nine-month periods ended November 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004.

The Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), effective for revenue arrangements entered into during its fiscal quarter beginning on August 31, 2003. EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: (1) the delivered items have stand-alone value to the customer, (2) the fair value of any undelivered items can be reliably determined; and (3) the delivery of the undelivered items is probable and substantially within the control of the seller. In situations in which the deliverables fall within the higher-level literature as defined by EITF 00-21, such as FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Company applied the guidance in the higher-level literature. Deliverables that do not meet these criteria are combined with one or more deliverables and recognized ratably over the longest delivery period in the arrangement. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

Note 2. Restatement of Condensed Consolidated Financial Results

On April 25, 2003, the Company announced that it had received a request from the SEC for the voluntary production of certain information in connection with the Company’s accounting practices, specifically related to recognizing revenue on sales transactions involving contingencies, sales to customers in which the Company may

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Set forth below is selected consolidated financial data for the three- and nine-month periods ended November 30, 2002, on a restated and previously reported basis, as well as a description of the significant adjustments impacting the financial results for the periods. The restatement of revenue relates primarily to the Company’s: (i) change to the sell-through basis of revenue recognition to, given the circumstances, more appropriately reflect the recognition of revenue on sales to resellers and (ii) reversal of revenue recognized prior to, contemporaneously with, or after acquiring an equity investment in certain of its customers. In addition, in the course of preparing the condensed consolidated financial statements to properly reflect its revenue and investments, the Company identified other items and errors for which accounting adjustments were necessary. Many of these adjustments have been recorded in specific quarters using the benefits of hindsight as the Company believes such presentation is the most appropriate even though such adjustments may not have been recorded in those specific quarters had the Company issued its financial statements on a timely basis.

The Company increased previously reported net revenue by $5.1 million for the three-month period ended November 30, 2002, and decreased previously reported net revenue by $0.7 million for the nine-month period ended November 30, 2002, resulting primarily from the change in accounting policy to the sell-through basis.

The Company also made corresponding adjustments to the cost of revenues, operating expenses and other accounts in connection with these revenue adjustments. For the three-month period ended November 30, 2002, the net effect of these expense and other adjustments was to increase the previously reported cost of revenues by $1.4 million, decrease operating expenses by $9.0 million, decrease interest expense by $0.4 million and increase interest and other income by $24.4 million. For the nine-month period ended November 30, 2002, the net effect

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

of these expense and other adjustments was to increase the previously reported cost of revenues by $3.9 million, decrease operating expenses by $29.8 million and increase other income by $32.8 million.

The condensed consolidated financial statements for the three- and nine-month periods ended November 30, 2002 contained herein have been restated to incorporate all these adjustments and the related tax effects as described herein. The restatement adjustments described herein required an evaluation of a number of complex criteria and significant accounting judgments by the Company. The impact of all adjustments discussed herein to the condensed consolidated statement of operations was to decrease the Company’s previously reported net loss by $37.8 million and $38.3 million for the three- and nine-month periods ended November 30, 2002, respectively.

The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts for the three- and nine-month periods ended November 30, 2002 (in thousands, except per share amounts):

	Three-Month Period Ended November 30, 2002				Nine-Month Period Ended November 30, 2002
	As Previously Reported		As Restated	Difference	As Previously Reported		As Restated	Difference
Net revenues	$13,765		$18,819	$5,054	$54,538		$53,836	$(702)
Cost of revenues	8,867		10,257	(1,390)	31,241		35,172	(3,931)

Gross profit	4,898		8,562	3,664	23,297		18,664	(4,633)

Operating expenses:
Research and development	9,295		10,278	(983)	34,461		35,060	(599)
Sales and marketing	10,446		10,675	(229)	38,052		36,787	1,265
General and administrative	12,402		2,204	10,198	34,484		8,157	26,327
Reseller litigation settlement	(11,507	)(1)	(11,507)	—	(11,507	)(1)	(11,507)	—
Restructuring charges	—		—	—	8,294		5,486	2,808

Total operating expenses	20,636		11,650	8,986	103,784		73,983	29,801

Operating loss	(15,738)		(3,088)	12,650	(80,487)		(55,319)	25,168
Other income (expense)	(9,271	)(2)	15,131	24,402	(13,754	)(2)	19,042	32,796
Interest expense	(2,241)		(1,815)	426	(6,312)		(6,312)	—
Securities litigation settlement charges	—		—	—	—		(20,250)	(20,250)

Income (loss) before income tax provision	(27,250)		10,228	37,478	(100,553)		(62,839)	37,714
Income tax provision	582	(2)	235	347	1,270	(2)	700	570

Net income (loss)	$(27,832)		$9,993	$37,825	$(101,823)		$(63,539)	$38,284

Basic and diluted net income (loss) per share	$(0.23)		$0.08	$0.31	$(0.83)		$(0.52)	$0.31

Shares used in per share calculation	123,051		123,051		122,779		122,779

Other comprehensive income (loss):
Unrealized gain on investments	$(2,374)		$(2,376)	$(2)	$(1,169)		$(1,172)	$(3)
Accumulated translation adjustments	328		(214)	(542)	437		637	200

Comprehensive income (loss)	$(29,878)		$7,403	$37,281	$(102,555)		$(64,074)	$38,481

(1)	Reflects reclassification of amounts previously reported in “Other income” to “Reseller litigation settlement.”
(2)	Reflects reclassification of gain on extinguishment of debt previously reported as an extraordinary item to “Other income.”

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Revenue and Related Expense Adjustments

The following is a description of the restatement adjustment categories impacting net revenues and expenses, as reported (in thousands):

	Three-Month Period Ended November 30, 2002	Nine-Month Period Ended November 30, 2002
Net loss, as previously reported	$(27,832)	$(101,823)

Net revenues adjustments:
Change in revenue recognition to the sell-through basis	3,816	1,042
Sales/Investment transactions	2,299	(1,235)
Non-reseller adjustments	(1,226)	118
Reclassification of payments to customers	(62)	(950)
Other	227	323

Restatement adjustments to net revenues	5,054	(702)

Adjustments to cost of revenues	(1,390)	(3,931)

Operating expense adjustments:
Change in revenue recognition to the sell-through basis	9,776	22,807
Sales/Investment transactions	—	1,984
Barter transactions	192	2,976
Reclassification of payments to customers	198	1,386
Other	(1,180)	648

Restatement adjustments to operating expenses	8,986	29,801

Other income (expense) adjustments:
Sales/Investment transactions	24,025	33,814
Securities litigation settlement charges	—	(20,250)
Other	803	(1,018)

Restatement adjustments to other income (expense)	24,828	12,546
Income tax effect	347	570

Net restatement adjustments	37,825	38,284

Net income (loss), as restated	$9,993	$(63,539)

Revenue Adjustments

Change in Revenue Recognition to the Sell-Through Basis

The Company sells a majority of its products through resellers, and prior to the discovery of the facts described later in this paragraph, had reported revenue from sales to resellers on a sell-in basis. Business arrangements with the Company’s resellers were previously believed to require payment within a customary collection period and provide limited return rights under specific circumstances. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right-of-Return Exists (“SFAS 48”), specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. The Company previously concluded that the criteria of SFAS 48 had been satisfied and revenue from its resellers was recognized on a sell-in basis, net of allowances for estimated returns. As a result of the Special Committee’s investigation and additional procedures performed by

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

management, the Company identified certain sales arrangements with resellers where it did not meet the criteria of SFAS 48 that require the vendor’s obligation to the buyer be complete and the fees to be fixed or determinable at the time of product shipment. It was found that certain former Company representatives had provided concessions outside the authorized contractual terms, including the right to return unsold product for a refund or credit (a “stock return”) or exchange unsold product for different product (a “stock rotation”). In addition, in some instances, pursuant to unauthorized side arrangements or other understandings, resellers were not obligated to pay for delivered products until they had sold them to end user customers. The pervasiveness of unauthorized side arrangements and granting of various forms of concessions caused the Company to conclude that the sell-in model was not appropriate, in the circumstances, for sales to resellers. Accordingly, these condensed consolidated financial statements reflect a revenue recognition policy for sales to resellers on a sell-through basis. Because of the Company’s present inability to obtain reliable evidence of physical sell-through information from all its resellers for historical transactions, management has concluded that, in general, cash receipt currently provides the most relevant evidence of sell-through. However, in cases where cash has been received from a reseller and the Company has reliable evidence that product has not sold through, revenue remains deferred until the Company obtains reliable evidence of sell-through.

The total restatement adjustments required under the change in revenue recognition policy resulted in previously reported net revenues increasing by $3.8 million and $1.0 million for the three- and nine-month periods ended November 30, 2002, respectively.

Sales/Investment Transactions

The Company, in certain instances, sold its products and services to customers prior to, contemporaneously with, or after acquiring an equity position in those customers. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company has determined that substantially all of these transactions either lacked economic substance or the fair value of the underlying equity investments was unreliable because certain former Company representatives had inappropriately influenced the valuation process. As a result, the carrying value of substantially all such investments was reduced by the amount of product or service revenue previously recognized in the restatement of the Company’s condensed consolidated financial statements for the three- and nine-month periods ended November 30, 2002. The related cost of revenues was not adjusted for these transactions. These adjustments resulted in an increase in previously reported net revenues of $2.3 million, net of previously recorded provisions for product returns from investees that were also reversed, and a decrease in previously reported net revenues of $1.2 million for the three- and nine-month periods ended November 30, 2002, respectively.

Non-Reseller Adjustments

The Company generally recognizes revenue upon shipment of products to its non-reseller customers provided that delivery has occurred and there are no uncertainties regarding customer acceptance, persuasive evidence of arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. If uncertainties exist, revenue is recognized when these uncertainties are resolved. In the course of its investigation, the Company identified a limited number of non-reseller customers where collectability was not reasonably assured or extended payment terms were granted. In these instances, the Company deferred recognition of revenue until all revenue recognition criteria were met. In addition, the Company identified a limited number of non-reseller customers to whom return rights and stock rotation rights were granted after payment had been received. Based on these findings, the Company has continued to defer the recognition of revenue, after cash has been received, by the amount that such specified non-resellers were permitted to return. The related adjustments also necessitated the reversal of previously recorded allowances for estimated returns because, as restated, the related revenue was deferred. The adjustments resulted in a reduction in previously reported net revenues of $1.2

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

million and an increase of $0.1 million for the three- and nine-month periods ended November 30, 2002, respectively.

Reclassification of Payments to Customers

EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”), requires that, in certain circumstances, a sales incentive or other consideration given to customers should be accounted for as a reduction of revenue. The Company failed to properly adopt EITF 01-9 in the first quarter of fiscal year 2003 and, accordingly, charges for payments to customers during the first three quarters of fiscal year 2003 were recorded in marketing expense when they should have been recorded as a reduction of revenue. Furthermore, the Company found that certain payments made to customers during fiscal year 2003 had not been recorded in the proper period. As a result of the related adjustments, the Company decreased previously reported net revenues by $0.1 million and $1.0 million for the three- and nine-month periods ended November 30, 2002.

Expense and Other Adjustments

Cost of Revenues

Cost of revenues has been adjusted to reflect the Company’s change in revenue recognition policy to the sell-through basis, as discussed above. Adjustments have been recorded to defer and recognize cost of product revenue in the same periods that the related revenue is recognized.

Change in Revenue Recognition to the Sell-Through Basis

Prior to the restatement, the Company had generally recognized revenue at time of shipment, and had provided allowances for bad debts based on its best estimates. The Company’s change in revenue recognition to the sell-through method for sales to resellers necessitated the reversal of certain previously recorded charges to bad debt expense because, as restated, the related revenue was either deferred or the account receivable was not recorded. The total restatement adjustments resulted in reductions of previously recorded bad debt expense of $9.8 million and $22.8 million for the three- and nine-month periods ended November 30, 2002, respectively.

Sales/Investment Transactions

As described above, the Company determined that substantially all of its sales/investment transactions lacked economic substance and, accordingly, it adjusted previously reported revenues and carrying amounts of investments associated with those transactions. In addition, the Company reversed operating expenses of $2.0 million principally to reduce previously recorded bad debt expense related to those transactions for the nine-month period ended November 30, 2002.

Barter Transactions

The Company engaged in several transactions with customers from whom it was also procuring products and services at or about the same time. As a result of the Special Committee’s investigation and additional procedures performed by management, the Company subsequently determined that it had improperly recognized revenue and capitalized costs associated with some of these transactions. Accordingly, adjustments were recorded to offset the originally capitalized amounts against the related revenues as of the original transaction dates. The decrease in operating expenses resulting from these adjustments was $0.2 million and $3.0 million for the three- and nine-month periods ended November 30, 2002, respectively.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Reclassification of Payments to Customers

As described above, the Company failed to properly adopt EITF 01-9 and it found that certain payments to customers were not recorded in the proper period in fiscal year 2003. As a result of the related adjustments, the Company decreased previously reported marketing expense by $0.2 million and $1.4 million for the three- and nine-month periods ended November 30, 2002, respectively. This amount differs from the reductions of revenues in those same periods as a result of timing differences.

Other Income and Expense Adjustments

Included in other income and expense are adjustments primarily to reverse previously recorded losses on investments as described above under the caption “Sales/Investment Transactions,” and to record an accrual for litigation charges and adjustments to reflect the foreign currency effects of the restatement adjustments.

In March 2004, the Company reached an agreement in principle to settle a class action complaint brought in July 2002 on behalf of persons who purchased Riverstone’s securities at various times between August 10, 2001 and June 19, 2002. The settlement calls for Riverstone to pay $18.5 million to the plaintiff class, and is subject to final court approval, which we expect to occur later this calendar year. Pursuant to SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the $18.5 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

In May 2004, the plaintiffs in a shareholder derivative lawsuit filed in August 2002 reached a settlement in principle with the Company. Under the agreed-upon settlement framework, the Company agreed to implement, or continue implementing, certain measures intended to improve corporate governance; in addition, the Company will pay plaintiffs’ attorneys fees of $1.75 million. The resolution of the cases is subject to drafting and approval of a final settlement agreement and release, which we expect to occur later this calendar year. Pursuant to SFAS 5, the $1.75 million was accrued as a charge to “Securities litigation settlement charges” in the three-month period ended August 31, 2002.

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to employees stock benefits, including shares issued under the 2000 Equity Incentive Plan (“2000 Plan”) and under the 2001 Employee Stock Purchase Plan (“ESPP”), collectively called “options.” Pro forma information, is as follows (in thousands, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
		(as restated)		(as restated)
Net income (loss)—as reported	$(24,069)	$9,993	$(75,961)	$(63,539)
Add: amortization of unearned stock compensation included in reported net income (loss)	1,249	580	4,147	1,850
Less: total stock-based employee compensation expense determined under the fair value method	(6,005)	(10,060)	(20,796)	(31,497)

Pro forma net income (loss)	$(28,825)	$513	$(92,610)	$(93,186)

Basic and diluted net loss per share	$(0.23)	$—	$(0.73)	$(0.76)

Shares used in per share calculation	127,247	123,051	126,932	122,779

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

The fair value of each option and right granted under the 2000 Plan and the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted under the 2000 Plan during the quarter ended November 29, 2003 and all shares reserved for issuance under the ESPP were exhausted upon the completion of the April 1, 2003 employee purchase. Accordingly, the ESPP was suspended by the Company’s Board of Directors and there are no additional shares reserved for future issuance. The following assumptions were used for the calculation of the fair value of option grants under Black-Scholes:

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002

2000 Plan:
Expected life (years)	—	4.0	4.0	4.0
Volatility	—%	127%	137%	138%
Risk-free interest rate	—%	2.4%	2.2%	2.1%
Dividend yield	—%	—%	—%	—%

ESPP:
Expected life (years)	—	0.5	0.5	0.5
Volatility	—%	133%	133%	123%
Risk-free interest rate	—%	1.1%	1.1%	1.1%
Dividend yield	—%	—%	—%	—%

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 4. Inventories

Inventories were as follows (in thousands):

	November 29, 2003	March 1, 2003
Raw materials	$3,472	$2,484
Finished goods	4,972	7,733

Total	$8,444	$10,217

Note 5. Other Intangible Assets

Other intangible assets were as follows (in thousands):

	November 29, 2003		March 1, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Purchased technology	$13,582	$(3,121)	$13,582	$(568)
Workforce-in-place	4,884	(1,551)	5,178	(287)

Total	$18,466	$(4,672)	$18,760	$(855)

Due to employee turnover associated with the Q2 2004 Restructuring (see Note 7), the Company performed an impairment review of its workforce-in-place intangible asset acquired in connection with the Pipal asset purchase. Riverstone’s analysis determined the carrying amount of the intangible asset exceeded its fair value and, accordingly, the Q2 2004 Restructuring includes a charge of $0.3 million to write down the intangible asset. The Company will continue to evaluate its long-lived assets, including property and equipment and other intangible assets, to determine whether changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.

The future annual amortization expense of the other intangible assets existing as of November 29, 2003, is expected to be as follows (in thousands):

Fiscal Years
2004 (remaining three months)	$1,241
2005	4,995
2006	4,729
2007	2,829

Total	$13,794

Amortization expense of other intangible assets of $1.3 million and $3.8 million was included in cost of revenues and operating expenses for the three- and nine-month periods ended November 29, 2003, respectively. There was no related amortization expense during the three- and nine-month periods ended November 30, 2002.

Note 6. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented.

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Certain potential common shares are excluded from the diluted computations when they are anti-dilutive. The items excluded from the diluted computations were as follows (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
Outstanding stock options	28,887	29,491	30,565	33,316
Warrants	335	335	335	335
Convertible subordinated notes	7,255	9,140	7,443	9,471

In addition, 4.1 million and 4.5 million common shares issued in connection with the Pipal asset purchase are excluded from basic and diluted shares outstanding for the three- and nine-month periods ended November 29, 2003, respectively, as they are subject to lapsing rights of repurchase. These shares will be included in the per share computations as they vest over the remaining vesting period of up to four years from the acquisition date of January 3, 2003.

Note 7. Restructuring Charges

In the three-month period ended August 30, 2003, the Company’s management approved a restructuring plan (“Q2 2004 Restructuring”) and recorded a charge of $2.7 million. The restructuring charge includes $0.6 million for the severance and benefits related to the involuntary termination of approximately 40 employees. These employees were throughout engineering and administrative functions. All of these terminated employees were based in the United States. Additionally, the Company accrued $1.7 million for lease exit costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Colorado. The Company also wrote-off office furniture with a net book value of $0.1 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce. The balance of the accrued restructuring liability is included in “Accrued liabilities” in the condensed consolidated balance sheets. The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to employee turnover associated with the Q2 2004 Restructuring, the Company performed an impairment review of its workforce-in-place intangible asset acquired in connection with the Pipal asset purchase. Riverstone’s analysis determined the carrying amount of the intangible asset exceeded its fair value and accordingly, the Q2 2004 Restructuring includes a charge of $0.3 million to write down the intangible asset.

The following table sets forth an analysis of the components of the Q2 2004 Restructuring charge and payments made against the reserve through November 29, 2003 (in thousands):

	Severance and Benefits	Asset Write-offs	Facilities- Related Charges	Total
Provision	$596	$356	$1,757	$2,709
Cash payments	(40)	—	(174)	(214)
Non-cash charges	—	(356)	(55)	(411)

Balance as of August 30, 2003	556	—	1,528	2,084
Cash payments	(535)	—	(113)	(648)

Balance as of November 29, 2003	$21	$—	$1,415	$1,436

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

In August 2002, the Company’s management approved restructuring actions (“Q2 2003 Restructuring”) and recorded a restructuring charge of $5.5 million. The charge was comprised of $4.5 million and $1.0 million relating to severance and benefits and write-offs of equipment, respectively. Charges relating to severance and other employee costs resulted from a reduction in force of approximately 125 employees, across all geographic locations, business functions and job classes. In the first quarter of fiscal 2004, the Company recorded a reduction to the Q2 2003 Restructuring provision of $0.1 million as actual costs for severance and benefits were lower than originally estimated.

The following table sets forth the activity in the accrued restructuring reserves related to the fiscal 2003 restructuring plans during the nine-month period ended November 29, 2003 (in thousands):

	Q4 2003	Q2 2003
	Severance and Benefits	Severance and Benefits	Total
Balance as of March 1, 2003	$423	$125	$548
Provision adjustment	(20)	(62)	(82)
Cash payments	(345)	(46)	(391)

Balance as of May 31, 2003	58	17	75
Cash payments	(9)	(17)	(26)

Balance as of August 30, 2003	49	—	49
Provision adjustment	(31)	—	(31)
Cash payments	(18)	—	(18)

Balance as of November 29, 2003	$—	$—	$—

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
		(as restated)		(as restated)
Net income (loss)	$(24,069)	$9,993	$(75,961)	$(63,539)
Comprehensive income (loss):
Change in net unrealized loss on investments	157	(2,376)	(1,160)	(1,172)
Foreign currency translation adjustment	370	(214)	(147)	637

Total comprehensive income (loss)	$(23,542)	$7,403	$(77,268)	$(64,074)

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 9. Other Income

The components of other income were as follows (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
		(as restated)		(as restated)
Interest and investment income, net	$1,118	$4,595	$3,240	$9,987
Gain on extinguishment of debt	—	10,460	2,853	10,460
Foreign currency transaction gains (losses)	(87)	99	(692)	(1,698)
Other income (expense)	(5)	(23)	(62)	293

Total other income	$1,026	$15,131	$5,339	$19,042

Note 10. Reseller Litigation Settlement

On October 25, 2002, Riverstone and Tellabs Operations, Inc. (“Tellabs”) entered into a Settlement Agreement and Mutual General Release. Under the terms of the Settlement Agreement, Riverstone and Tellabs agreed to a dismissal of all pending claims in a suit brought by Tellabs against Riverstone on August 28, 2001 in the Chancery Division of the Circuit Court of Cook County, Illinois, as well as Riverstone’s counterclaims against Tellabs. Tellabs further agreed to pay Riverstone $12.0 million, of which $0.5 million was designated as payment for outstanding invoices of past sales from the Company to Tellabs and recorded as revenue and the remaining balance of $11.5 million was recorded as “Reseller litigation settlement” in the condensed consolidated statement of operations for the three-month period ended November 30, 2002.

Note 11. Guarantees

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Changes in the warranty accrual were as follows (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
		(as restated)		(as restated)
Balance at beginning of period	$482	$620	$601	$844
Warranties provided	94	18	204	198
Actual costs incurred	(162)	(220)	(391)	(624)

Balance at end of period	$414	$418	$414	$418

Note 12. Convertible Subordinated Notes

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

Included in “Interest expense” in the condensed consolidated statements of operations is $0.5 million and $0.6 million for the nine-month periods ended November 29, 2003 and November 30, 2002, respectively, payable to holders of its Notes for the Company’s failure to cause a shelf registration statement for the resale of the Notes and the underlying common stock to be declared effective within 180 days of the issuance of such Notes. The Company expects to incur $0.2 million per quarter of liquidated damages relating to the remaining outstanding Notes until the resale registration statement relating to these Notes is declared effective, the Notes are sold under Rule 144, or the holding period under Rule 144(k) expires, whichever is earlier.

During the three-month period ended May 31, 2003, the Company repurchased a total of $15.3 million in principal amount of its Notes for an aggregate purchase price of $12.1 million, plus accrued interest thereon of $0.2 million, resulting in a gain of $2.9 million, net of the write off of $0.3 million in related unamortized debt issuance costs. During the three-month period ended November 30, 2002, the Company repurchased a total of $28.0 million in principal amount of its Notes for an aggregate price of $16.9 million, plus accrued interest thereon of $0.4 million, resulting in a gain of $10.5 million, net of the write-off of $0.6 million in related unamortized debt issuance costs. The gains on extinguishment of debt have been included in “Other income” in the condensed consolidated statements of operations in the appropriate periods.

Note 13. Stock Option Exchange Program

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Note 14. Commitments and Contingencies

Inventory Purchase Commitments

The Company currently outsources all manufacturing to one company, Flextronics International, Ltd., which manufactures its products in San Jose, California. In connection with a standard operating agreement with Flextronics, the Company routinely accepts liability for inventory purchased by the manufacturer to support the Company’s forecast. Any products not shipped in accordance with the forecast are purchased by Riverstone in the following month. As of November 29, 2003, inventory purchase commitments to Flextronics totaled approximately $3.5 million.

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

In August 2002, a shareholder derivative lawsuit, captioned Bruhn v. Pereira, et al., No. CV810290, was filed in California Superior Court. The complaint alleges that the Company’s directors and officers made

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company is continuing to negotiate with its directors and officers’ liability insurers regarding the extent to which the insurers will reimburse settlement and defense costs in various legal and SEC matters. While the Company has already received $6.3 million in reimbursement ($0.3 million of which was received through November 29, 2003), the insurers have reserved their rights to assert that the claims related to the shareholder lawsuits are excluded from coverage under the applicable policies. Accordingly, the Company has not recognized any insurance recoveries in income, but rather has classified recoveries to date as a liability pending final resolution with the insurers.

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

RIVERSTONE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

In December 2003, a breach of contract action captioned Global Asia Partners, LP v. Riverstone Networks, Inc., Case No. 103CV011109 was filed in the California Superior Court for Santa Clara County. Global Asia Partners (“GAP”) alleges that Riverstone breached the limited partnership agreement by failing to fund a capital call of approximately $1.1 million in May 2003. GAP claims damages in the amount of the capital call, plus late fees and attorneys fees. In March 2004, GAP obtained a writ of attachment in the amount of approximately $1.3 million, and has served a notice that it intends to apply the writ to the Company’s bank accounts. On July 22, 2004, GAP filed an amended complaint adding a claim for anticipatory breach of contract in connection with the remaining $3.0 million of capital calls specified in the partnership agreement, and seeking damages in excess of $19.0 million including consequential damages. GAP has filed a motion for summary adjudication on the breach of contract claim only; that motion is scheduled to be heard on September 30, 2004. Riverstone has denied the allegations, and intends to defend the action vigorously.

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

Note 15. Subsequent Event

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

We sell our products through a combination of direct marketing to specific customers, general advertising in industry-focused publications, presentations to industry analysts and participation in trade shows. Due to our relatively small size compared with some of our competition, which includes companies such as Cisco and Alcatel, we also leverage our relationships with local resellers around the world, as well as with larger strategic alliances.

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

Restatement

As the result of a request for information by the SEC and an internal investigation, we undertook the restatement of previously reported interim financial results for fiscal year 2003. A detailed summary of the restatement process is set forth in Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. The discussion that follows is based upon the restated interim financial results for our fiscal year 2003, and the application of our revised accounting policies and procedures on a consistent basis during our fiscal years 2003 and 2004.

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

The majority of our sales are generated through our resellers. Revenue from these customers is generally recognized on the sell-through basis of revenue recognition, provided persuasive evidence of an arrangement exists and the price is fixed or determinable. Because of our present inability to obtain reliable evidence of physical sell-through information from all our resellers for historical transactions, we have concluded that, in general, cash receipt currently provides the most relevant evidence of sell-through. However, in cases where cash has been received and we have reliable evidence that product has not sold through, revenue remains deferred until we obtain reliable evidence of sell-through. We are in the process of renegotiating substantially all of our reseller arrangements so as to provide us with timely, verifiable sell-through information. At some point in the future, once we are satisfied with the reliability of the data, we plan to utilize reseller sell-through reports as the principal basis for recognizing revenue on reseller transactions, rather than relying on cash receipt. The timing of that decision will necessarily involve significant management judgment.

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

Inventories. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We regularly monitor inventory quantities on hand and record an adjustment for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. While we believe that our adjustments for excess and obsolete inventory have been adequate, if there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence due to rapidly changing technology, we may be required to further adjust the carrying value our inventory and our gross margin could be adversely affected.

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

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenues:

	Three-Month Period Ended		Nine-Month Period Ended
	Nov 29, 2003	Nov 30, 2002	Nov 29, 2003	Nov 30, 2002
		(as restated)		(as restated)
Net revenues	100%	100%	100%	100%
Cost of revenues	83	54	77	65

Gross margin	17	46	23	35
Operating expenses:
Research and development	109	54	91	65
Sales and marketing	72	57	64	68
General and administrative	90	12	51	15
Reseller litigation settlement	—	(61)	—	(21)
Restructuring charges	—	—	6	10

Total operating expenses	271	62	212	137

Operating loss	(254)	(16)	(189)	(102)
Other income	11	80	13	35
Interest expense	(18)	(10)	(12)	(12)
Securities litigation settlement charges	—	—	—	(38)

Income (loss) before income tax provision	(261)	54	(188)	(117)
Income tax provision	2	1	2	1

Net income (loss)	(263)%	53%	(190)%	(118)%

Net Revenues. The following table is a breakdown of total net revenues between product and service (in thousands, except percentages):

	Three-Month Period Ended		Variance in dollars	Variance in percent	Nine-Month Period Ended		Variance in dollars	Variance in percent
	Nov 29, 2003	Nov 30, 2002			Nov 29, 2003	Nov 30, 2002
Net Revenues	(as restated)				(as restated)
Product	$7,638	$17,219	$(9,581)	(56)%	$35,552	$49,520	$(13,968)	(28)%
Service	1,533	1,600	(67)	(4)%	4,406	4,316	90	2%

Total	$9,171	$18,819	$(9,648)	(51)%	$39,958	$53,836	$(13,878)	(26)%

Net Revenues by Region. The following tables break down total net revenues and net product revenues by geographical region (in thousands, except percentages):

	Three-Month Period Ended		Variance in dollars	Variance in percent	Nine-Month Period Ended		Variance in dollars	Variance in percent
	Nov 29, 2003	Nov 30, 2002			Nov 29, 2003	Nov 30, 2002
Net Revenues		(as restated)				(as restated)
Americas	$1,808	$7,753	$(5,945)	(77)%	$15,309	$16,889	$(1,580)	(9)%
Asia Pacific	4,417	8,380	(3,963)	(47)%	13,544	28,764	(15,220)	(53)%
Europe & Middle East	2,946	2,686	260	10%	11,105	8,183	2,922	36%

Total	$9,171	$18,819	$(9,648)	(51)%	$39,958	$53,836	$(13,878)	(26)%

	Three-Month Period Ended		Variance in dollars	Variance in percent	Nine-Month Period Ended		Variance in dollars	Variance in percent
	Nov 29, 2003	Nov 30, 2002			Nov 29, 2003	Nov 30, 2002
Net Product Revenues		(as restated)				(as restated)
Americas	$837	$6,785	$(5,948)	(88)%	$12,579	$13,991	$(1,412)	(10)%
Asia Pacific	4,227	8,175	(3,948)	(48)%	13,059	28,327	(15,268)	(54)%
Europe & Middle East	2,574	2,259	315	14%	9,914	7,202	2,712	38%

Total	$7,638	$17,219	$(9,581)	(56)%	$35,552	$49,520	$(13,968)	28%

Net Revenues. Net revenues were $9.2 million for the three-month period ended November 29, 2003 and $18.8 million for the three-month period ended November 30, 2002, a 51% decrease period over period. Net revenues were $40.0 million for the nine-month period ended November 29, 2003 and $53.8 million for the nine-month period ended November 30, 2002, a 26% decrease period over period. The decreases in net revenues were primarily attributable to lower unit sales of our routers. The decline in net revenues from the Americas was attributable to the realignment of corporate strategy from a two-pronged carrier and enterprise approach to a focused carrier strategy, and the subsequent rebuilding of the U.S. account team. Net revenues in the Asia Pacific region for both the three- and nine-month comparative periods declined significantly due to the natural fall-off after completion of large initial deployments of early adoption customers and lower follow-on revenue from extension of existing networks. For the three-month periods ended November 29, 2003 and November 30, 2002, international revenues were 80% and 59% of net revenues, respectively. For the nine-month periods ended November 29, 2003 and November 30, 2002, international revenues were 62% and 69% of net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of net revenues for the foreseeable future, although international sales as a percentage of net revenues may fluctuate from quarter to quarter.

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

As described in Note 2 to the condensed consolidated financial statements, in April 2003 the SEC commenced an informal inquiry regarding our accounting practices. The SEC subsequently issued a formal order of investigation. The impact of the investigation on net revenues was not precisely quantifiable for the three- and nine-month periods ended November 29, 2003; however, we believe this matter and the delayed filing of our financial statements did have a material adverse impact on our net revenues.

Cost of Revenues and Gross Margin. Cost of revenues includes costs of raw materials, direct labor, amortization of purchased technology, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty, customer service and support.

Cost of revenues for the three-month period ended November 29, 2003 was $7.6 million with a gross margin of 17%, compared with cost of revenues of $10.3 million for the three-month period ended November 30, 2002 with a gross margin of 46%. The decrease in gross margin for the three-month period ending November 30, 2003 was primarily attributable to lower shipment volumes, amortization of purchased technology of $0.9 million associated with the Pipal asset purchase in the fourth quarter of fiscal year 2003, higher obsolescence expense of $0.3 million, and increased manufacturing overhead costs of $0.5 million due to lower production volumes.

Cost of revenues for the nine-month period ended November 29, 2003 was $30.7 million with a gross margin of 23% compared with cost of revenues of $35.2 million with a gross margin of 35% for the nine-month period ended November 30, 2002. The decrease in gross margin for the nine-month period ending November 30, 2003 was due to lower shipment volumes, amortization of purchased technology of $2.6 million, higher obsolescence costs of $2.0 million, higher rework costs of $0.4 million, and increased manufacturing overhead costs of $1.1 million due to lower production volumes, partially offset by lower warranty costs of $0.4 million.

Our gross margins are highly variable due to many factors such as our competitors’ pricing policies and new product introductions by us or by our competitors. We have outsourced our manufacturing and repair operations. Our contract manufacturer manufactures products using quality assurance standards that we established. We have potential exposure to the contract manufacturer, such as carrying costs and excess material, if it procures components and builds products based on forecasts we provided and the actual component usage and product sales are significantly lower than we had forecast. Gross margin may be adversely affected in the future by increases in material or labor costs, excess and obsolete inventory and warranty costs, changes in shipment volume, increased price competition, geographic mix and changes in channel of distribution or in the mix of products sold.

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

Research and development expenses were $10.0 million for the three-month period ended November 29, 2003, a decrease of $0.3 million compared to the same period in the prior year. As a percentage of net revenues, research and development expenses were 109% and 54% for the three-month periods ended November 29, 2003 and November 30, 2002, respectively. Our spending during the three-month period ended November 29, 2003 was favorably impacted by our cost cutting measures including the restructuring programs we initiated in the second and fourth quarters of fiscal year 2003 and reductions in product development expenses, such as non-recurring engineering costs and prototype expenses, all totaling $3.6 million for the quarter. These cost reductions were partially offset by operating expenses assumed with the Pipal asset purchase, in the fourth quarter of fiscal 2003, which added $3.3 million in expenses to the three-month period ended November 29, 2003.

Research and development expenses were $36.5 million for the nine-month period ended November 29, 2003, an increase of $1.4 million over the comparable period in fiscal year 2002. As a percentage of net revenues, research and development expenses were 91% and 65% in the nine-month periods ended November 29, 2003 and November 30, 2002, respectively. The increase in spending year over year was due to the Pipal asset purchase, which added $12.2 million for the nine-month period ended November 29, 2003. This was partially offset by cost cutting measures including the restructuring programs we initiated in the second and fourth quarters of fiscal year 2003 and reductions in product development expenses such as non-recurring engineering costs and prototype expenses, all totaling $10.8 million for the nine-month period ended November 29, 2003.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and field support functions, and trade shows, advertising and promotional expenses.

Sales and marketing expenses were $6.6 million for the three-month period ended November 29, 2003, a decrease of $4.1 million from the comparable period in fiscal year 2002. As a percentage of net revenues, sales and marketing expenses were 72% and 57% for the three-month periods ended November 29, 2003 and November 30, 2002, respectively. The decrease in spending year over year was primarily due to $1.7 million of reductions in salaries, commissions and professional fees due in part to reduced headcount of 52 employees affected by the restructuring programs we initiated in the second and fourth quarters of fiscal year 2003, reduced travel expenses of $0.6 million, lower advertising costs of $0.3 million and reductions in occupancy and other expenses of $1.5 million.

Sales and marketing expenses were $25.7 million for the nine-month period ended November 29, 2003, a decrease of $11.1 million from the comparable period in fiscal year 2003. As a percentage of net revenues, sales and marketing expenses were 64% and 68% for the nine-month periods ended November 29, 2003 and November 30, 2002, respectively. The decrease in sales and marketing expenses as a percentage of net revenues for the nine-month period ended November 29, 2003 compared with the nine-month period ended November 30, 2002 was attributable to a greater percentage decrease in sales and marketing expenses than the percentage decrease in revenues. The decrease in sales and marketing spending was primarily due to the cost savings from the restructuring programs that were initiated in the second and fourth quarters of fiscal year 2003, which resulted in lower salaries of $4.2 million, reduced advertising expenses of $2.1 million, lower travel expenses of $1.6 million, lower professional fees of $1.4 million and other savings of $1.8 million.

General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses; professional and contractor fees; finance, legal, facilities and human resource costs; amortization of intangible assets and provisions for bad debts.

General and administrative expenses were $8.3 million for the three month-period ended November 29, 2003, an increase of $6.1 million over the comparable period in fiscal year 2003. As a percentage of net revenues, general and administrative expenses were 90% and 12% for the three-month periods ended November 29, 2003 and November 30, 2002, respectively. The increase in spending for the three-month period ended November 29, 2003 was primarily due to legal, consulting and professional services associated with the restatement of our financial statements and legal expenses associated with litigation activity.

General and administrative expenses were $20.2 million for the nine-month period ended November 29, 2003, an increase of $12.0 million over the comparable period in fiscal year 2003. General and administrative expenses as a percentage of net revenues were 51% and 15% for the nine-month periods ended November 29, 2003 and November 30, 2002, respectively. The increase in spending for the nine-month period ended November 29, 2003 was primarily due to legal, consulting and professional services associated with the restatement of our financial statements.

Reseller Litigation Settlement. On October 25, 2002, Riverstone and Tellabs Operations, Inc. (“Tellabs”), entered into a Settlement Agreement and Mutual General Release. Under the terms of the Settlement Agreement, Riverstone and Tellabs agreed to a dismissal of all pending claims in a suit brought by Tellabs against Riverstone on August 28, 2001 in the Chancery Division of the Circuit Court of Cook County, Illinois, as well as our counterclaims against Tellabs. Tellabs further agreed to pay us $12.0 million, $0.5 million of which was designated as payment for outstanding invoices of past sales to Tellabs and recorded as revenue and the remaining balance of $11.5 million was recorded as “Reseller litigation settlement” in the three-month period ended November 30, 2003.

Restructuring Charges. In the second quarter of fiscal 2004, our management approved a restructuring plan (“Q2 2004 Restructuring”), and recorded a charge of $2.7 million. The goal of the Q2 2004 Restructuring is to reduce our costs and improve operating efficiencies in order to align our operations with the current business environment. The restructuring charge consists of $0.6 million for the severance and benefits related to the involuntary termination of approximately 40 employees. These employees were throughout engineering and administrative functions. All of these terminated employees were based in the United States. Additionally, we accrued for lease costs of $1.7 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Colorado. We also wrote-off office furniture with a net book value of $0.1 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to employee turnover associated with the Q2 2004 Restructuring, we performed an impairment review of our workforce-in-place intangible asset acquired in connection with the Pipal asset purchase. Our analysis determined the carrying amount of the workforce-in-place exceeded its fair value and, accordingly, the Q2 2004 Restructuring reflects a charge of $0.3 million to write down the intangible asset.

As a result of the Q2 2004 Restructuring, we estimate we reduced annual infrastructure spending by approximately $5 to $6 million.

In the second quarter of fiscal year 2003, we announced restructuring actions (Q2 2003 Restructuring), resulting in charges totaling $5.5 million to respond to the continuing global economic downturn and to attempt to reduce our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. The Q2 2003 Restructuring charge is included in the nine-month period ended November 30, 2002. The charge is comprised of $4.5 million related to severance and other employee costs resulting from a reduction in force of approximately 125 employees across all geographic locations, business functions and job classes, and $1.0 million related to asset write-offs.

As a result of the Q2 2003 Restructuring, we estimate that we reduced annual infrastructure spending by approximately $7 million.

Other Income. Other income was $1.0 million and $15.1 million for the three-month periods ended November 29, 2003 and November 30, 2002, respectively, or a decrease of $14.1 million. During the three-month period ended November 30, 2002, we recorded a $10.5 million gain on the repurchase of a portion of our 3.75% convertible subordinated notes (the “Notes”). In addition, interest and investment income, net was lower in the three-month period of fiscal year 2004 than in the comparable period of fiscal year 2003 by $3.5 million due to the decreased cash and investment balance, resulting from the usage of cash for operations and the repurchase of a portion of our Notes, as well as lower interest rates and lower yielding investments.

Other income was $5.3 million and $19.0 million for the nine-month periods ended November 29, 2003 and November 30, 2002, respectively. The decrease in other income of $13.7 million was primarily due to the difference in the gain on early extinguishment of debt recorded during fiscal year 2003 of $10.5 million as compared to the gain on early extinguishment of debt of $2.9 million during fiscal year 2004. Also interest and investment income, net decreased $6.8 million, which was due to usage of cash for operations and the repurchase of a portion of our Notes, lower interest rates and lower yielding investments. We expect that other income will decrease slightly in the future as we continue to consume cash for our operations.

Interest Expense. Interest expense for the three-month periods ended November 29, 2003 and November 30, 2002 was $1.6 million and $1.8 million, respectively. Interest expense consists primarily of accrued interest and amortization of debt issuance costs on our Notes, as well as the discount on trade accounts receivable that were sold to an unrelated financial institution. The decrease in interest expense is due to the lower outstanding balance of our Notes due to our repurchases in the third quarter of fiscal 2003 ($28.0 million) and in the first quarter of fiscal 2004 ($15.3 million).

Interest expense for the nine-month periods ended November 29, 2003 and November 30, 2002 was $4.9 million and $6.3 million, respectively. The decrease in interest expense is due to lower outstanding balance of the Notes as a result of our repurchases of a portion of the Notes in the third quarter of fiscal 2003 and in the first quarter of fiscal 2004.

Included in interest expense is $0.5 million and $0.6 million for the nine-month periods ended November 29, 2003 and November 30, 2002, respectively, payable to holders of our Notes as liquidating damages for our failure to cause a shelf registration statement for the resale of the Notes and the underlying common stock to be declared effective within 180 days of the issuance of such Notes. We expect to incur $0.2 million per quarter of liquidated damages relating to the remaining outstanding Notes until the resale registration statement relating to these Notes is declared effective, the Notes are sold under Rule 144, or the holding period under Rule 144(k) expires, whichever is earliest.

Income Tax Provision. We recorded provisions for income taxes for the three- and nine-month periods ended November 29, 2003, totaling $0.1 million and $0.7 million, respectively, as compared to $0.2 million and $0.7 million for the comparable periods of fiscal year 2003. The provisions for income taxes result primarily from certain foreign and minimum tax liabilities arising in jurisdictions in which we operate. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance for net deferred tax assets as of March 1, 2003 and November 29, 2003.

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities for the nine-month periods ended November 29, 2003 and November 30, 2002 was $56.0 million and $57.6 million, respectively. Cash used by operating activities in the nine-month period ended November 29, 2003 was primarily attributable to our net loss, a decrease in deferred income and revenue, an increase in prepaid expenses and other current assets and an increase in other long-lived assets, partially offset by decreases in accounts receivable and inventories. We also incurred non-cash charges for depreciation, amortization, stock-based compensation, non-cash restructuring costs and losses on investments and disposal of assets. Cash used by operating activities in the nine-month period ended November 30, 2002 was primarily due to our net loss, a decrease in accounts payable and other liabilities and a decrease in deferred income and revenue, partially offset by reductions in accounts receivable, inventories, other long-lived assets, prepaid expenses and other current assets. We also incurred non-cash items such as gain on extinguishment of debt, gain on sales of marketable securities, depreciation, amortization and stock-based compensation.

Investing Activities. Net cash provided by investing activities for the nine-month period ended November 29, 2003 was $50.9 million, consisting primarily of proceeds from maturities and sales of available-for-sale marketable securities, partially offset by purchases of available-for-sale marketable securities, and capital expenditures. Net cash provided by investing activities for the nine-month period ended November 30, 2002 was $138.3 million consisting of proceeds from maturities and sales of available-for-sale marketable securities, partially offset by purchases of available-for-sale marketable securities and capital expenditures. Capital expenditures during both periods were for the procurement of production equipment, research and development equipment, computers and facilities-related improvements.

Financing Activities. Net cash used in financing activities for the nine-month period ended November 29, 2003 was $11.6 million, consisting of repurchases of a portion of our Notes for $12.1 million, offset by proceeds from issuance of our common stock pursuant to option exercises. Cash used in financing activities was $17.7 million for the nine-month period ended November 30, 2002, consisting of repurchases of a portion of our Notes for $16.9 million and net transfers from Cabletron under our transformation and asset transfer agreements with them, offset by proceeds from the issuance of our common stock pursuant to the exercise of stock options.

Liquidity. At November 29, 2003, we had $268.5 million of cash and cash equivalents, short- and long-term marketable securities. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities. Our balance of cash, cash equivalents and other marketable securities is comprised principally of balances transferred as part of our separation from Cabletron and from proceeds of our Note offering completed in November 2001. We use a substantial portion of our cash to fund research and development. This investment in research and development of new products and new features is necessary in order to remain competitive against much larger and better funded manufacturers of routing equipment, and we will continue to emphasize research and development as a large portion of our spending for the foreseeable future.

Beginning in fiscal 2002, we initiated a program to sell, from time to time, trade accounts receivables to an unrelated finance entity, with limited recourse. We account for the transfer of accounts receivable in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125. According to the accounts receivable sale agreements, we maintain the servicing of these receivables. During the nine-month period ended November 29, 2002, we sold approximately $8.7 million in receivables. At March 1, 2003, $1.5 million in sold trade accounts receivable remained outstanding. There were no remaining sell trade receivables outstanding at November 29, 2003. We discontinued our practice of selling accounts receivable in November 2002.

At March 1, 2003 we had a $15.0 million credit facility available under a revolving line of credit, which did not require compliance with any financial covenants and could be withdrawn by the financial institution at any time. Historically, we have not drawn upon this facility but rather used it to secure standby letters of credit. At November 29, 2003 there was no indebtedness outstanding under this credit facility. In December 2003, the financial institution withdrew this facility due to the uncertainties surrounding the investigations into our accounting practices.

The following table summarizes our contractual obligations at November 29, 2003, and effect these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual obligations by year	Remaining Three Months of Fiscal 2004	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Convertible subordinated notes	$2,470	$9,882	$136,691	$—	$149,043
Inventory purchase commitments	3,541	—	—	—	3,541
Merger consideration	215	1,282	—	881	2,378
Operating leases	1,065	8,336	452	25	9,878

	$7,291	$19,500	$137,143	$906	$164,840

The table above reflects the interest and principal amounts due on the Notes in the absence of there being an event of default. As described in Notes 12 and 14, to the condensed consolidated financial statements, we have received notification of an event of default from the Trustee for the Notes and, pending resolution of the matter, we have classified the entire balance of the Notes as current in the condensed consolidated balance sheets.

We have invested in a technology venture capital fund and have committed to provide additional funding of up to $4.0 million. This investment is the subject of pending litigation which is described further in Note 14 to the condensed consolidated financial statements. We have not included the disputed amount of $4.0 million in the table of contractual obligations above.

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

We are aware that our internal processes and controls and our disclosure controls have been inadequate in the past; if the processes and controls we have implemented and continue to implement are inadequate, we may not be able to comply with our certification requirements under applicable SEC rules.

As set forth in detail in Part I, Item 4, we have identified material weaknesses and other deficiencies in our internal controls over financial reporting and disclosure. These deficiencies contributed to our need to restate previously reported interim financial information for each of the first three quarters of our fiscal year ended March 1, 2003, and to the delays in our issuing audited financial statements for that period. We have also been unable to file interim or annual financial statements for our fiscal year 2004 or interim financial statements for fiscal year 2005 on a timely basis. We have undertaken numerous additional processes and controls, and have retained an international accounting firm to assist us in implementing controls compliant with Exchange Act Rules 13a-15 and 15d-15. However, if we are unsuccessful in adequately implementing these processes and controls, we may be unable to comply with Exchange Act Rules 13a-15 and 15d-15, which specify the processes and controls that registered companies are required to implement, and Exchange Act Rules 13a-14 and 15d-15, which specify the required certifications of disclosure in quarterly and annual reports. Even if we implement such controls, there can be no assurance that they will detect or prevent future improper or fraudulent acts that are meant to cause the Company to incorrectly report revenue or other financial information.

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

In addition, because our Registration Statement on Form S-8 will not be effective until we have fully complied with the reporting requirements of the Securities Exchange Act of 1934, which require us to file three full years of audited financial statements, our employees will continue to be unable to exercise outstanding stock options. Finally, if we fail to be relisted on Nasdaq, turnover may increase because of the effect on the market price of, and the liquidity of the trading market for, our common stock as well as our inability to grant stock options in compliance with applicable state securities laws.

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

We may not be able to launch successfully our new “Riverstone 15008,” 10-gigabit product, which we currently plan to release in the second half of our fiscal year 2004; failure to do so may cause us to lose customers and potential customers that need the features and functionality offered in this product.

We currently plan to release a new 10-gigabit product, called the “Riverstone 15008,” later this year. The product is currently in beta testing with a number of our carrier customers. While we still expect to release the product on schedule, a number of factors could delay or permanently prevent us from selling this product successfully to customers. Those factors include, without limitation:

•	Unexpected technical issues with the product;

•	The release of new products by our competitors with superior features and/or performance from competitors, which could cause us to delay our product release in order to offer competitive features on the Riverstone 15008 product;

•	Our inability to obtain key parts from suppliers; and

•	Lack of demand, or suppressed demand, from our carrier customers.

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

We depend on a single contract manufacturer to deliver quality products in a timely manner for all of our manufacturing requirements, and a failure by this contract manufacturer would impair our ability to deliver products, and therefore have a negative effect on our business, operating results and overall financial condition.

We outsource all of our manufacturing to one company, Flextronics International, Ltd., which manufactures our products in San Jose, California. If the demand for our products grows, we will need to increase our material purchases and our contract manufacturing capacity with Flextronics or add additional contract manufacturers. Flextronics and any future contract manufacturers may not be able meet our future requirements. Further, on occasion we have experienced manufacturing quality problems that Flextronics has been able to correct; however, there can be no assurance that such quality problems will not occur in the future, and if they occur, that Flextronics will be able to correct them. We have experienced a delay in product shipments from our contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar and other problems, such as insufficient quantity of product, which could materially harm our business and operating results. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products or the loss of our contract manufacturer would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a significant negative effect on our business, operating results and financial condition.

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

A successful claim that our intellectual property infringes upon the proprietary rights of others could harm our ability to sell and develop our products and would likely result in our having to pay damages.

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

We have entered into a tax sharing agreement with our former parent corporation, Cabletron (now known as Enterasys Networks), as well as GNTS and Aprisma, our former affiliates. This agreement requires us to indemnify the other parties if the distribution by our former parent of its Riverstone shares is found not to qualify as tax-free due to actions we take or that otherwise relate to us, including any change of ownership of us. The process for determining whether a change of ownership has occurred under the tax rules is complex, and subject to future review by the Internal Revenue Service. We are obligated to indemnify these parties if a change of ownership causes the distribution not to be tax-free, which could discourage or prevent a third party from making a proposal to acquire us. The amount of any such indemnification would be substantial.

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

As reflected in our description of pending litigation in Note 14 to the condensed consolidated financial statements in Part I of this Form 10-Q, there are several pending litigation matters each of which may be time-consuming, expensive to defend, and disruptive to normal business operations. The outcome of litigation is inherently difficult to predict. An unfavorable resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Information responsive to Item 305 of Regulation S-K (17CFR§229.305), “Quantitative and Qualitative Disclosures About Market Risk,” set forth in our Form 8-K filed with the Securities and Exchange Commission on September 2, 2004. We believe that the discussion of market risks set forth in our Form 8-K on page 2 continue to accurately reflect those risks as they affect the Company’s business.

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

Due to these identified weaknesses all material revenue transactions from the beginning of fiscal 2002 through this period have been reviewed in accordance with the Company’s restatement process. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 above. We believe, however, that the scope and extent of the Company’s efforts in connection with the restatement process, along with the control improvements described below, have sufficiently mitigated the identified weaknesses such that management can now represent that the information provided in this quarterly report is presented fairly, in all material respects, in accordance with U.S generally accepted accounting principles.

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

The specific steps taken since August 2003 include:

•	We established a Business Operations group, reporting directly to the Chief Financial Officer, which is responsible for management of sales proposal response, pre-approval of quotations, pipeline management and reporting, and sales commission accounting.

•	An automated sales quotation tool was implemented, which produces proposal information, requires a specific response to over twenty corporate governance and revenue recognition questions, and calculates proposed gross margin. The sales quotation tool is jointly administered by the Business Operations group and Order Administration, which also reports to the Chief Financial Officer. Exceptions require the approval of the Chief Financial Officer, and in certain cases the Chief Executive Officer.

•	All commissioned sales personnel are required to certify on a quarterly basis whether they are aware of any undocumented terms and conditions, including rights of return or stock rotation, or any other form of “side letter,” which would change the nature of the revenue transaction. Sales commissions are withheld until the certifications are received.

•	The Chief Financial Officer and the Vice President of Finance conduct a quarterly revenue recognition review of all revenue transactions in excess of $250,000 and $100,000, respectively.

•	The Chief Financial Officer, Vice President of Finance and General Counsel conduct revenue recognition and corporate governance training at initial sales orientation and internal sales conferences, which are held at least twice a year.

•	The Chief Financial Officer and other senior executives conduct periodic visits with the Company’s customers, resellers and field personnel to assess whether internal controls over the revenue recognition and field accounting processes are functioning as designed.

•	New accounts payable and fixed asset procedures have been established and personnel trained in the proper functioning of the controls.

•	We engaged an international public accounting firm to assist us in meeting our requirements under §404 of the Sarbanes-Oxley Act. They are assisting us in evaluating the internal control environment and assessing our risks, documenting significant processes, testing the effectiveness of the controls, and designing appropriate additional processes and controls where deficiencies are noted.

•	We terminated or secured the resignation of certain Company officers and various sales, operational and financial personnel.

•	We executed a near-complete turnover in the composition of our senior management team, including appointment of a new President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Vice President of Finance and Corporate Controller, Vice President Sales, North America and Senior Vice President and General Counsel, who also serves as the Company’s Chief Compliance Officer.

•	The Finance organization was strengthened with the addition of experienced professionals, including four individuals who are Certified Public Accountants. Recruitment of additional experienced finance personnel is in process.

•	We established the position of Vice President Internal Audit, reporting jointly to the Chairman of the Audit Committee and to the Chief Financial Officer. Recruitment of qualified candidates is in process.

•	We appointed a Disclosure Committee presently consisting of the Company’s Chief Financial Officer and General Counsel. The Committee determines materiality of information and determines the Company’s disclosure obligations in a timely manner. The Disclosure Committee will be expanded to include the Vice President of Finance and Director of Investor Relations as appropriate.

•	We appointed three new independent members to the seven member Board of Directors, all three of whom now serve on the Audit Committee.

•	We established a phone- and web-based process for the anonymous submission by employees and others of concerns regarding questionable accounting practices and controls as wells as audit matters in accordance with §301 of the Sarbanes-Oxley Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item is incorporated by reference to Note 14 to the condensed consolidated financial statements included herein in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In accordance with Section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of fiscal year 2004 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. Ernst & Young did not perform any non-audit services during the third quarter of fiscal year 2004.

Item 6. Exhibits

10.1	Transition Agreement as of September 25, 2003 by and between Riverstone Networks, Inc. and Robert Stanton

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Transition Agreement as of September 25, 2003 by and between Riverstone Networks, Inc. and Robert Stanton

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002